Form 10-K
period 2023-12-31
AtlasClear Holdings, Inc.
filed 2024-04-16
CIK 1963088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 001-41956

AtlasClear Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-2303797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4030 Henderson Blvd., Suite 712 Tampa, FL	33629
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 446-6660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ATCH	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Common Stock of the registrant (based upon the closing price of the registrant’s shares of Common Stock at that date as reported by the New York Stock Exchange), excluding outstanding shares of Common Stock beneficially owned by persons who may be deemed affiliates of the registrant, was approximately $56.7 million.

As of April 15, 2024, there were 12,455,157 shares of our Common Stock issued and outstanding, par value $0.0001 per share.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K, the words “ATCH,” “we,” “us,” “AtlasClear Holdings,” or the “Company” refer to AtlasClear Holdings, Inc. and its subsidiaries (as applicable).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) and some of the information incorporated herein by reference includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “continues,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “seeks,” “plans,” “scheduled,” “possible,” “potential,” “predict,” “project,” “anticipates,” “intends,” “aims,” “works,” “focuses,” “aspires,” “strives” or “sets out” or similar expressions.

Forward-looking statements are not guarantees of performance, and the absence of these words does not mean that a statement is not forward looking. You should understand that the following important factors could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements herein:

●	our ability to realize the benefits expected from the Business Combination (as defined herein);
●	our ability to complete the acquisition of Commercial Bancorp of Wyoming (“Commercial Bancorp”);
●	our ability to successfully integrate our recent and proposed acquisitions, including the acquisition of Commercial Bancorp, and to realize the synergies and benefits of such acquisitions;
●	our ability to successfully implement the AtlasClear Platform (as defined herein);
●	our significant indebtedness and our ability to service such indebtedness;
●	the volatility of the price of our common stock and the possibility that stockholders could incur substantial losses;
●	potential dilution of our stockholder interests resulting from our issuance of equity securities;
●	the ability to maintain the listing of our Common Stock on the NYSE American LLC (“NYSE”), and the potential liquidity and trading of such securities;
●	our ability to grow and manage growth profitably;
●	our ability to raise financing in the future, if and when needed;
●	our success in retaining or recruiting, or adapting to changes in, our officers, key employees, or directors following the Business Combination;
●	our ability to attract and retain our senior management and other highly qualified personnel;
●	our ability to achieve or maintain profitability;
●	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our ability to successfully protect against cybersecurity attacks or breaches, ransomware attacks, and other disruptions to our information technology structure;

●	our ability to successfully compete against other companies;
●	our estimates regarding expenses, future revenue, and needs for additional financing;
●	the effect of economic downturns and political and market conditions beyond our control; and
●	other factors detailed under the section entitled “Risk Factors.”

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of the other documents we file from time to time with the SEC. There can be no assurance that future developments affecting us will be those that we have anticipated. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

INTRODUCTION

On February 9, 2024 (the “Closing Date”), we consummated the previously announced transactions contemplated by that certain Business Combination Agreement, dated November 16, 2022 (as amended, the “Business Combination Agreement”), by and among the Company, Quantum FinTech Acquisition Corporation (“Quantum”), Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey. The transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination (the “Closing”), the Company changed its name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.” (hereinafter referred to as “AtlasClear Holdings”).

Prior to the Closing, pursuant to (i) the Assignment and Assumption Agreement and Bill of Sale, dated November 16, 2022, by and among AtlasClear, Atlas FinTech and Atlas Financial Technologies, Corp. (the “Contribution Agreement”), AtlasClear received certain assets from Atlas FinTech and Atlas Financial Technologies Corp., and (ii) the Stock Purchase Agreement, dated as of April 11, 2022, between Wilson-Davis & Co., Inc. (“Wilson-Davis”) and AtlasClear (as amended, the “Broker-Dealer Acquisition Agreement”), AtlasClear completed the acquisition of broker-dealer, Wilson-Davis. In addition, at Closing, the Agreement and Plan of Merger between Commercial Bancorp, a Wyoming corporation and parent of Farmers State Bank (“Commercial Bancorp”) and AtlasClear (as amended, the “Bank Acquisition Agreement”), pursuant to which AtlasClear has agreed to acquire Commercial Bancorp (the “CB Merger”), continued to be in full force and effect. On February 26, 2024, AtlasClear and Commercial Bancorp entered into an amendment to the Bank Acquisition Agreement pursuant to which Commercial Bancorp received 40,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), in lieu of an escrow deposit.

At Closing, AtlasClear stockholders received merger consideration in the form of 4,440,000 shares of Common Stock. In addition, the AtlasClear stockholders will receive up to 5,944,444 shares of Common Stock (the “Earn Out Shares”). The Earn Out Shares will be issued to AtlasClear stockholders upon certain milestones (based on the achievement of certain price targets of Common Stock following the Closing). In the event such milestones are not met within the first 18 months following the Closing, the Earn Out Shares will be cancelled. Atlas FinTech will also receive up to $20 million of Common Stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for the five years following Closing, with no catch-up between the years.

Pursuant to the transactions contemplated by a letter of intent, on February 16, 2024, AtlasClear and Pacsquare Technologies, LLC (“Pacsquare”) entered into a Source Code Purchase and Master Services Agreement (the “Pacsquare Purchase Agreement”), pursuant to which AtlasClear purchased a proprietary trading platform with clearing and settlement capabilities that will be developed by Pacsquare, including certain software and source code (the “AtlasClear Platform”).

Our Common Stock is now listed on the NYSE under the symbol “ATCH”. Warrants to purchase the Common Stock at an exercise price of $11.50 per share are listed on the over-the-counter market under the symbol “ATCHW.”

Because we closed the Business Combination after the end of our fiscal year, this Annual Report principally describes our business and operations following the Closing, but includes the financial statements of Quantum and related Management’s Discussion and Analysis of Results of Operations, which describe the business, financial condition, results of operations, liquidity and capital resources of Quantum prior to the Business Combination, and disclosure in “Item 14. Principal Accountant Fees and Services” relates to fees paid in respect of Quantum’s financial statements.

BUSINESS OF ATLASCLEAR HOLDINGS

Our goal is to build a cutting-edge technology enabled financial services firm that would create a more efficient platform for trading, clearing, settlement and banking, with evolving and innovative financial products that focus on financial services firms. We are a fintech driven business-to-business platform that expects to power innovation in fintech, investing, and trading. We believe we are positioned to provide a modern, mission-critical suite of solutions to our clients, enabling them to reduce their transactions costs and compete more effectively in their businesses.

Our target client base for our prime banking and prime brokerage services includes financial services firms, generally with annual revenues up to $1 billion, including brokerage firms, hedge funds, pension plans, and family offices that are not adequately served by today’s larger correspondent clearing firms and banks. The larger clearing firms have raised their minimums to a point where it is difficult for this segment of the market to meet the requirements for access to their clearing offerings. Smaller financial services firms are thus forced to find alternative solutions to continue to service their client bases. The practice of obtaining these services through intermediaries (often referred to as piggy-backing) results in additional fees and a loss of transparency and control for such financial services firms. As a result, such financial services firms are ideal clients for the “one stop shop” solutions our integrated business model intends to provide.

Through the acquisition of Wilson-Davis, a correspondent clearing company, and our anticipated acquisition of Commercial Bancorp, a federal reserve member, we expect to acquire the capabilities to provide specialized clearing and banking services to financial services firms, with an emphasis on global markets currently underserviced by larger vendors. Once properly integrated, anticipated synergies between Commercial Bancorp and Wilson-Davis are expected to allow for lower cost of capital, higher net interest margins, expanded product development and greater credit extension.

In addition, we believe the AtlasClear Platform that we are currently developing and integrating following the acquisition of the Pacsquare Assets and the Fintech Assets (as described below) are cutting-edge, flexible and scalable. Unlike other companies that are beholden to legacy technology stacks, that may struggle to keep pace with rapidly evolving client and customer expectations in an ever-increasing digital world, we believe our platform is modern, nimble and unencumbered.

Our team is comprised of experienced fintech innovators - a characteristic that we expect will drive our corporate culture.

Prior to the Business Combination, none of AtlasClear, Wilson-Davis, Commercial Bancorp or Quantum were managed on a combined basis with each other and have each historically operated independently. The future success of the Business Combination, including its anticipated benefits, depends, in part, on our ability to optimize our combined operations, which may be a complex, costly and time-consuming process. We cannot assure you that the Commercial Bancorp acquisition will be consummated or that the anticipated synergies and benefits of any of the foregoing acquisitions will be realized by the Company.

Business Opportunity

Technology has opened up financial services to new users and changed expectations for customers of legacy financial services firms. Both expect a modern and frictionless financial services experience that we beleive AtlasClear Holdings is well positioned to deliver.

Once integrated, we believe our technology platform and specialized clearing and banking services will be mission-critical to our clients, given the complexities of investing infrastructure, the complications around collateral and capital requirements, and the complicated regulatory landscape. We expect to benefit as new fintech firms launch and existing firms scale, potentially outpacing legacy financial firms in their own categories.

We believe consumer expectations for a one-stop shop for their investing, banking, spending, insurance and borrowing needs is driving the convergence of financial services. As a result, financial companies that traditionally operated as single-product specialists (e.g., savings-focused platform, lending-focused platform) are now seeking to integrate trading and investing capabilities into their broader offering. Further, we anticipate increased interest from non-financial services firms (e.g., consumer retail firms) in leveraging their brand and customer reach to offer financial services as a means to drive incremental revenue and customer engagement. We believe AtlasClear Holdings is well positioned to provide the “investing-as-a-service” platform these firms require to develop such offerings.

In addition, we believe incumbents in the wealth ecosystem, such as traditional wealth advisors, are trying to modernize their investment management offerings and better meet the digital demands of their existing end customer and potential customers. Following our acquisitions, we believe we have the technology stack to provide such solutions and help automate their legacy infrastructure and eliminate their existing paper-based processes.

Our Growth Strategy

Our growth strategy includes:

Growing our base of clients organically and through channel partners

We believe that attracting and acquiring new clients will be a key growth driver for our combined business. Looking ahead, our technology platforms, combined with the rapidly accelerating demand for cost efficiencies - are expected to drive growth in our prospective client base. For new market entrants, we believe the efficiencies of our prospective turnkey solutions, and speed at which we expect to be able to bring a client’s offering to market will position us to win new clients. With respect to the traditional wealth advisor landscape, we expect to be a beneficiary of clients seeking to transition to a new provider that can offer the digital-focused solutions required to compete in the rapidly changing environment.

Growing our clients’ revenue

We believe we will succeed when our clients succeed. The more assets, services or transactions that customers direct through our prospective platform, the more revenue we and our clients would be able to generate. Through innovation, we also expect to enhance our product offerings and add more products, capabilities, and functionality for our clients, which in turn should allow such clients to drive growth in their business. We expect to provide the tools to streamline the complex aspects of custody clearing and banking to empower our clients to focus on attracting new end customers as well as growing their share of revenue from existing ones.

Pursuing potential international expansion opportunities

While we expect our operations will initially be U.S.-focused, we see opportunity to grow our business and total addressable market by expanding into international markets. As we assess international opportunities, we believe our core competencies and operational excellence position us well to win in new markets, many of which are experiencing secular tailwinds similar to what we are seeing in the U.S. (e.g., growth of mobile and digital solutions). Initially, we plan to focus on serving international clients seeking to access U.S. markets.

Identifying and executing strategic acquisitions

We expect to selectively pursue acquisitions that we believe will create value for our shareholders. We plan to evaluate acquisition opportunities based on a number of strategic parameters, including their ability to (i) enhance our product capabilities, (ii) broaden our client reach, (iii) drive further scale, (iv) increase our presence in new geographies, and (v) generate attractive financial returns. We also plan to weigh the potential benefits from an acquisition against other alternatives, such as building similar capabilities in-house or partnering with third parties.

Our Product Offerings

We offer clients the flexibility to choose from a variety of pre-built suites that serve a wide range of business models. For example, clients who do not wish to build a complete user interface will be able to opt for our white label solutions. Once fully integrated, we expect to be a turnkey brokerage solution, offering highly configurable front office functions for launching and running investing applications. This offering “extends” beyond our “back” and “middle” office roots into direct customer facing experience. We expect that customers that choose our white label solutions will also be able to take advantage of our “middle” and “back” office offerings to ensure smooth processes around risk management, profit and loss, and account maintenance.

Back and Middle Office Solutions

Our full technology stack is expected to automate “back office” and “middle office” processes that were typically manual paper-based process, creating a seamless and unified experience for our clients. Typically, new financial services firms or advisors would need to individually source multiple middle and back office solutions from multiple vendors. By partnering with us, we believe our clients will get a seamless and unified middle and back-office experience that is based on the technology we expect to acquire.

We offer a range of technical services that we believe will support the mission-critical functions needed to run a modern financial services company. We believe this self-service platform will provide clients with the operational online tools they need, including:

●	Trading: Flexible suite of APIs enabling clients to execute across several major asset classes
●	Lending: Integrated and automated margin lending and fully paid stock lending program. Previously only available to the largest firms, professional investors, and wealthiest shareholders, we believe AtlasClear Holdings will expand the availability of fully paid stock lending (and its income generating interest).
●	Portfolios: APIs allowing clients to build portfolio models, assign them to accounts and automate rebalancing trade proposal generation, including straight through processing of order execution and trade allocation to maximize operational efficiency. We believe these are essential tools for financial advisors, as well as robo-advisor platforms for do-it-yourself investors.
●	Accounts: Everything clients need to open, authenticate, qualify, approve, onboard and maintain accounts including in-line investor verification, applicant verification, risk and compliance management, suitability requirements, paperless enrollments, and account preference configurations.
●	Cash: APIs to streamline cash movements in every direction, including ACH and wire transactions, recurring scheduled transfers, authorizing and managing bank linkages and more. We believe efficiency and scale are achieved by aggregation and net settlement workflows for real time transfers of cash with banking partners.
●	Transfers: APIs to streamline, initiate, manage and report on Automated Customer Account Transfer Service account transfers. Provides transparency and controls to enable specific user business requirements. We believe this will be a critical onboarding capability for AtlasClear Holdings clients to bring on high quality customers who hold assets elsewhere.
●	Regulations: We expect to provide consolidated oversight and services for relevant regulations applicable to brokerage and investment services. These laws, rules, regulations and requirements are ever-changing and include back-end compliance processes and regulatory requirements like Consolidated Audit Trail and Order Audit Trail System reporting, compliance with Reg 606 (Best Execution), trade surveillance and anti-money laundering rules. This is an often-underestimated burden for fintech disruptors.
●	Communications: Everything that allows clients to manage and distribute end investor communications including electronic delivery of trade confirmations, statements, tax reporting and more.

FinTech Assets

Pursuant to the Contribution Agreement, Atlas FinTech and Atlas Financial Technologies Corp. contributed to AtlasClear all their rights, title and interest to the following software products and intellectual property assets upon the Closing (the “FinTech Assets”):

AtlasFX and Rubicon

AtlasFX is an order management system and trading application (front-end) for the automated management of currency exchange. AtlasFX can been deployed to act as a front-office for the execution of trading. The application requires interface with the Rubicon FX system, to send and receive market quotes and executed transactions, and another interface with the back-office system, for the registration of transactions, positions, debits and credits. No customers currently utilize the Atlas FX and Rubicon FX systems. Following the Closing, however, the number of customers which are expected to utilize the Atlas FX and Rubicon FX systems is projected to increase from 6 in Year 1 to up to 30 in Year 5.

Direct Trading Application

AtlasFX can be used in conjunction with other technology, to offer a trading application directly to its customers to execute and process foreign exchange transactions while processing the clearing and settlement of those transactions. An institution can use the Rubicon FX system to send market quotes to clients, and receive them in the AtlasFX application, where clients can execute their currency exchange and settlement operations in the main world currencies. The technology is expected to provide the client with the possibility of executing most types of transactions, deliverable and non-deliverable, in the main global currencies and liquidating them in the market.

Clearing and Settlement

AtlasFX can also be used in conjunction with other technology, to offer clearing and settlement technology to its clients’ clients. In other words, an institution would offer a white labeled trading platform to its clients so that they can benefit from a high-level, highly scalable and transparent currency exchange and clearing business execution platform. We believe a white labelled product would allow the institution to expand its business, volume and profitability in the clearing and settlement operations, since the liquidity and flow of orders can be routed through the Rubicon FX proprietary system and ultimately to the institution’s back- office system. In other words, we anticipate that the AtlasFX application would allow an institution to offer a value-added tool to its clients which routes transactions through its own trading platform, generating income for the institution at each stage of the life cycle — analysis, trading, clearing and settlement.

Risk Management

AtlasFX is also a risk management, margin, and back-office control system where an institution has the ability to control client exposure to different markets and its own credit limitations.

Rubicon FX’s Risk Management Monitor is used by banks to manage collateral and trading risk via mark-to-market pricing. It monitors Client Throttles, Street Exposure Monitor, Liquidity Provider Rejection Monitor, Internalized Exposure Monitor, Internalized P&L Monitor, Client Exposure Monitor, Client P&L Monitor, Strategy Server, and Fast Mode Service. Client Throttle is a safety monitor controlling trading activity from all clients including internal activity that stops trading and notifies operators if a predefined threshold is reached. Client Throttles thresholds include max daily volume, max street exposure, max internalized exposure, max pending street orders number, and max pending street orders exposure. Street Exposure Monitor is used to intercept all orders going outside the system and calculates buy/sell daily volumes and street exposure for every client, including internal activity. Internalized Exposure Monitor and Client Exposure Monitor notify operators if internalized or client exposures exceed configured thresholds. Internalized P&L Monitor and Client P&L Monitor are used to send alarms when internalized or client P&L, floating P&L, or change in P&L exceeds configured thresholds. Fast Mode Service controls 16 spreads during news releases. It is backed up by a calendar table in the database that defines when widening starts, when it ends, the spread shifts either global or per client, and some additional options to control execution and risk during high-impacting events or news releases around the world.

Rubicon FX Middle Office Services

An institution can deploy Rubicon FX to act as the middle-office for its foreign exchange clearing and settlement business. The system manages, and controls quotes offered to customers in real time. In addition, Rubicon FX administers the rest orders created by clients and processes the pairing of them. Liquidity groups and trade groups can also be managed with the Rubicon FX system. Finally, AtlasClear’s risk, credit and margin managers may use Rubicon FX, in conjunction with other systems and technology, to manage and monitor the exposure, risk, credit and margin used by each client.

SURFACExchange

Atlas FinTech acquired the SURFACExchange technology assets (“SE”) in December 2013, including the rights to operate its exchange. Currently, SE is not operational. SE is designed with the intent to be a fully electronic, completely anonymous central limit order book for foreign exchange (“FX”) options for institutional clients. SE was created with the goal of empowering a marketplace and making trading of FX options more efficient and accessible to its customers. Prior to Atlas FinTech’s acquisition of SE, more than $15 million had been invested in the development of SE technology’s. We believe SE can provide a fully electronic, anonymous, multi-lateral trading platform for over the counter (OTC) FX trading (spot and options), from order creation through settlement. Specially designed for institutional traders, all stages of the option life cycle are expected to be handled electronically including expiration. We anticipate that a market participant may access the liquidity on SE and trade with any other market participant on the platform. The platform’s use of a central clearing model is expected to help facilitate anonymity.

Importantly, the SE technology platform is modular, which is expected to allow institutions to leverage different modules of the platform in different businesses with minimal customization. SE is also expected to support real-time credit management.

While an investment has already been made in developing SE, the technology requires further development and investment before it can be deployed profitably in the market. We cannot assure you that we would have sufficient funds following the Closing, or even if we had sufficient funds, that we would be able to successfully develop the SE technology to a point that it can be profitably deployed in the market.

BondQuantum

Atlas FinTech also owns BondQuantum which was fully developed by Atlas FinTech. BondQuantum is a real time advance analytical program for the analysis of bonds. The system was designed to improve the accuracy of underwriting fixed income instruments by applying an up to the minute credit rating for fixed income securities. It utilizes multiple sources of data underlying a bond to calculate a risk rating.

Pacsquare Assets

Pacsquare is a fintech-focused company which provides a suite of technologies aimed at enhancing the fintech ecosystem and making it easier for businesses to accelerate their business growth.

Pacsquare offers proprietary trading applications including real time trading applications which includes options up to Level 6, digital account opening, AML risk assessment verification and the ability to customize customer and broker dealer experience including risk management and compliance. Pacsquare’s architecture is Microservices and infrastructure is cloud based. Microservices provides high modularity, fault isolation, threat isolation and maximum flexibility for future changes. Cloud provides scalability, geographic redundancy, security and cutting edge technologies. Pursuant to the transactions contemplated by a letter of intent, on February 16, 2024, AtlasClear and Pacsquare entered into a Source Code Purchase Agreement and Master Services Agreement (the “Pacsquare Purchase Agreement”), pursuant to which AtlasClear purchased a proprietary trading platform with clearing and settlement capabilities that will be developed by Pacsquare, including certain software and source code (the “AtlasClear Platform”).

Pursuant to the Pacsquare Purchase Agreement, Pacsquare agreed to develop and provide, for the exclusive use of AtlasClear and its affiliates, the AtlasClear Platform and any future versions or modifications of the AtlasClear Platform and source code and any other materials necessary in connection with the services to be provided by Pacsquare for a period of six years, commencing on the date of execution of the Pacsquare Acquisition Agreement. After the six-year term, Pacsquare is expected to continue to provide services on terms to be mutually agreed to by Pacsquare and AtlasClear.

Following the Closing, in addition to the AtlasClear Platform, AtlasClear acquired, or will acquire in time, the following technology from Pacsquare: customer accounting; anti-money laundering automation; margin accounting; regulatory compliance; risk management; streetside settlement — fail processing; purchase and sales —  contract compare; reorg; dividends; new accounts; margin; mutual funds; tax reporting; cash management — wire, ACH, check; regulatory reporting; stock receipts and transfer; a smart loan module; and reports for all modules. In addition, Pacsquare performs services for AtlasClear, including system modification; product testing; internet specification and installation; training AtlasClear personnel; implementation support; system testing; project control (monitoring) and reporting, as requested by AtlasClear. Pacsquare’s business services to the Company will not include offering to a customer the ability to invest or trade in cryptocurrencies or to participate in any type of staking.

Pacsquare technology uses innovative cloud based multiple thread processing technology which AtlasClear believes will create beneficial efficiencies. Currently, competitive systems utilize main frame technology with single thread processing that runs in a batch environment, requires more time to make changes and are prone to downtime. Pacsquare technology operates in a real time, multiple thread processing environment which limits the down time of the system. Wilson-Davis currently uses Fidelity National Information Services Inc. (“FIS”) for its clearing services, pursuant to an FIS contract which is due to expire on May 2025 but will be extended as needed until the implementation of Pacsquare. It is anticipated that the Pacsquare software applications will be fully tested before implementation and that the Company will provide demonstrations to FINRA before the software applications are put into production.

Upon the delivery, testing and implementation of these modules, we believe the Company will have a real time cloud based trading, clearing and custody solution.

Trading Level 1 Application

This application is expected to offer stock trading and options level 1 trading including real time balances calculations, risk management, trade history view, dash board and market watch list. It will include a separate broker administrative portal to monitor customers and place trades on their behalf. It is also expected to provide the ability to view all customers trades in real time including real time trade blotter. We expect customers will be able to place trades in real time and get real time market data and news including fundamental data. This includes routing trades for both equities and options through an order management system (“OMS”) engine developed for AtlasClear.

The Pacsquare software application is expected to provide the ability to trade equities, options and fixed income products, as does the current FIS software. Although the Pacsquare software will have the ability to trade fractional equity shares, the Company does not currently anticipate using the fractional trading application in the near future. With respect to the organizational and transactional structure to implement the new trading platform, the Company will utilize the existing organizational and transactional procedures currently in place. It is anticipated that the Pacsquare software applications will be fully tested before implementation and that the Company will provide demonstrations to FINRA before the software applications are put into production.

OLA Digital Online Account Opening

Online Account (“OLA”) will allow customers to open accounts online. This process is expected to allow Wilson-Davis to automate the entire customer on-boarding process while tracking compliance related activities such as customer identity verification, document retention and regulatory reporting. This process typically involves customers filling out an online account application, providing an Electronic Signature, undergoing an identity verification and AML and Office of Foreign Assets Control (“OFAC”) screenings and finally funding the account.

Options Level 6 — Broker back-office portal

●	Broker back-office portals are expected to help facilitate the following for AtlasClear:
●	Development and integration of complex options trading.
●	Options up to Level 6 including condors, butterflies, spreads and straddle.
●	Naked calls and Puts.
●	Real time margin calculation and risk management module.
●	Development of Web, iOS and Android applications.
●	Integration with Clearing Firm and FIS back office. This includes both client and broker portals. Includes routing trades to marker makers and exchanges through OMS.

Revenue Sources

We expect to generate revenue through transactional and recurring sources. Transactional revenue is reliant upon customer-driven activity that ultimately results in fees being paid to us. Examples of these are clearing, execution, banking, confirms, and more. Further, we expect to generate recurring revenue streams simply by acting as the custodian of customer assets and customer cash through our anticipated acquisition of Commercial Bancorp. Examples of these are platform minimums, asset-based fees, credit and debit balances, securities lending, statements, and account maintenance. Since all revenue generating activities can be tied back to the account, we believe the best proxy for future revenue is the number of customer accounts on our platform.

AtlasClear Holdings Competition

We believe that through our technology and source code acquisitions discussed herein, we have the capabilities to deliver a complete and modern platform that would give our clients the flexibility, speed, risk-management expertise and scale they need to grow. While several participants offer a subset of our solutions, we do not believe any single competitor has a comparable modern platform or ability to offer a truly frictionless investing, clearing, custody and banking experience, such as we will strive to offer.

Custody and clearing businesses such as Wilson-Davis, which we acquired, and banking businesses such as Commercial Bancorp, which we are in the process of acquiring, are scale-driven businesses with high barriers to entry, including expansive overhead and technology costs, complicated capital and collateral management requirements, and a complex regulatory and legal environment. We believe that legacy providers will not be able to offer our combination of flexibility, speed, execution, and broad asset-class capabilities.

AtlasClear Holdings is led by a seasoned team of industry executives supported by a purpose-built board of directors. Collectively, our leadership team will have over 30 years of combined experience spanning the technology, investing, custody, banking and clearing lifecycles. The team has held leadership and operational roles at firms such ICE, Penson Clearing, Southwest Securities, NexTrade, Anderen Bank, Stonex and The Chicago Board of Trade, among others. Clearing, custody and banking are highly regulated and complex businesses, and we believe that our team’s combined experience, coupled with the technological capabilities we acquired from the Pacsquare Assets and the Fintech Assets provide us an advantage over our competitors.

Large trust banks as well as large financial firms have historically been the providers of clearing and custody services. We believe their solutions are more limited, more expensive and less responsive for clients because of their legacy technology, analog processes, outdated compliance processes, and less flexible architecture. For clients, this translates to slower account opening and funding, higher embedded costs and limited flexibility.

In contrast to these legacy custodians, we believe that our systems make use of highly virtualized systems operating in a hybrid cloud model using cloud infrastructure as well as private data centers for redundancy.

HISTORICAL BUSINESS OF WILSON-DAVIS

Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the SEC, licensed in 52 states and territories, and a member in good standing of FINRA. Wilson-Davis has operated continuously since it was incorporated as a Utah corporation and obtained its license in December 1968.

Wilson-Davis is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. Wilson-Davis also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending and margin accounts. During its history, Wilson-Davis has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

During the six months ended December 31, 2023 and 2022, revenues from commissions and related vetting fees accounted for approximately 83% and 95% of total revenues, respectively. For the six months ended December 31, 2023 and 2022, 10.3% and 15.8% of revenues, respectively, were attributable to Wilson-Davis’ securities liquidations of private placement and open market purchased securities for U.S. customers in Canadian traded securities in companies engaged in the legal cannabis industry in Canada and other businesses referred by Canaccord Genuity, a global full-service investment banking firm with principal activities in Canada.

Canaccord Genuity serves as an investment banker for the placement of securities eligible for resale after the passage of an applicable holding period or other compliance requirements. Canaccord Genuity executes trades for Wilson-Davis that are not permitted in the United States. Wilson-Davis’ arrangement with Canaccord is to facilitate transactions with Canadian exchanges. The customers that are referred by Canaccord Genuity under a commission sharing arrangement with Wilson-Davis open customer cash accounts with Wilson-Davis and deposit with the firm their securities that are required to be sold in the Canadian securities markets via an omnibus account that Wilson-Davis maintains at a Canadian brokerage firm. Wilson-Davis completes vetting of proposed sales, deposits securities in the omnibus account, and executes the customer orders through the omnibus Canadian account. The transaction thereafter is non-cancelable.

As of December 31, 2023, Wilson-Davis had approximately 300 customers referred by Canaccord Genuity with approximately $69 million in securities on deposit in its Wilson-Davis customer accounts. There is no agreement with Canaccord Genuity to continue such referrals. The termination or material reduction in the securities liquidation for customers of Canaccord Genuity would have a material adverse effect on the revenues and results of operation of Wilson-Davis.

Wilson-Davis had approximately 6,656 active customer accounts in the six months ended December 31, 2023, and over 6,871 active customer accounts in the six months ended December 31, 2022.

Wilson-Davis maintains its headquarters in Salt Lake City, Utah, a branch office in Denver, Colorado, and a branch office in Dallas, Texas. It also has registered representatives who work remotely from California, New York, Arizona, Nevada, Oklahoma, and Florida.

Securities Liquidations

Wilson-Davis sells into the trading markets securities that have been acquired by customers through registration or in reliance on exemptions from registration under the Securities Act or corresponding provisions of Canadian provincial securities laws. The liquidation process requires depositing the securities in the customer’s account, obtaining detailed information and supporting documentation regarding the details of the customer’s acquisition of the securities, reviewing the customer’s information and supporting documents by Wilson-Davis personnel and outside legal counsel, and if believed appropriate, selling the securities.

Wilson-Davis derives revenues, which it calls vetting fees, from fees charged to customers to deposit the securities, review the material submitted, and determine the propriety of the sale as well as commissions on the securities sales.

Transactions in U.S. traded securities are executed in the OTC or other principal market on which the securities are traded. Transactions in Canadian traded securities are executed through a Canadian dealer and settled through Wilson-Davis’ omnibus account with a Canadian broker-dealer.

Wilson-Davis’ customers predominantly consist of small individual investors or their private family or other closely held entities that frequently and repeatedly purchase securities in private placements.

Clearing Services

As a member of the Depository Trust & Clearing Corporation, or “DTCC,” and the National Securities Clearing Corporation, or “NSCC,” Wilson-Davis clears securities transactions through these clearing firms. This includes Wilson-Davis’ own transactions and transactions cleared on a fully disclosed basis on behalf of Glendale, as introducing broker. Glendale is an indirect 20% stockholder of Wilson-Davis.

Wilson-Davis generates revenue from the service charges to Glendale for the clearing services provided by Wilson-Davis. Under Wilson-Davis’ clearing agreement with Glendale Securities, Wilson-Davis provides fully disclosed clearing services to Glendale Securities, as introducing broker. Under this agreement, Wilson-Davis (i) executes orders for Glendale customers, (ii) settles contracts and transactions in securities, (iii) prepares and distributes transaction confirmations and monthly account statements to Glendale’s customers, (iv) provides back-office services, (v) creates and maintain books and records of all transactions, and (vi) monitors all customer accounts for AML, Federal Reserve Regulation T violations.

The clearing houses through which Wilson-Davis clears securities transactions, DTCC and NSCC, require margin deposits in amounts determined by them to mitigate the risk to them of potential losses resulting from transactions that fail to clear for one reason or another. To meet these anticipated contingencies, Wilson-Davis maintains a margin deposit at NSCC larger than required. As of December 31, 2023, Wilson-Davis’ margin deposit at NSCC was $2.5 million, which was well over the requirement of $569,303. DTCC and NSCC have the authority to, and frequently do, require additional margin deposits that must be deposited on the same business day, otherwise, Wilson-Davis could face liquidation of the clearing position and damages. Wilson-Davis attempts to manage margin call risk exposure by limiting the size of transactions and restricting transactions of securities deemed to be too volatile. However, Wilson-Davis cannot control or predict the nature, amount, or timing of additional NSCC margin calls. Margin deposits are generally released within two business days of the transaction trade date.

From time to time during its history, Wilson-Davis has cleared transactions on behalf of several introducing brokers.

Fully Paid Stock Lending

Eligible customers of Wilson-Davis can lend their fully paid securities to Wilson-Davis, which in turn can lend them to other broker-dealers in the industry. Wilson-Davis derives revenue from the interest spread between the two legs of the transaction. Stock lending was introduced in 2021 and continues only on a limited basis as operating and compliance systems are refined.

Margin Accounts

Wilson-Davis acts as a fully disclosed introducing broker to customer margin accounts that are maintained at another firm under its requirements. As a companion to the fully paid stock lending, Wilson-Davis began offering its own margin accounts on a limited basis as operating and compliance systems are refined. Under applicable Federal Reserve Regulation T requirements, Wilson-Davis is authorized to extend credit for up to 50% of the cost of new securities purchases. Credit is extended on equities over $5 with average 30-day trading volume of 100,000 shares per day. Margin securities are collateral for the margin loan to the customer. Maintenance of the margin accounts is based on individual securities collateralizing the loan based on the risk tolerance of the firm on each position as determined by senior management. Maintenance requirements generally range from 25% to 60%. Exceptions to the policy may be authorized by senior management. The customer may be required to deposit additional cash or securities collateral if the value of the margin securities fail to meet required amounts. If additional collateral is not deposited as required, Wilson-Davis may liquidate the margin position and hold the customer liable for any deficiency.

Market Making

Wilson-Davis regularly publishes quotations to purchase or sell securities in inter-dealer quotation services and buys and sells securities for its own account, commonly referred to as market making. Wilson-Davis believes that its market making activities principally facilitate obtaining favorable execution terms for the securities liquidation transactions for its customers.

Other

On a limited basis, Wilson-Davis sells mutual funds and real estate investment trusts or “REIT” securities, Wilson-Davis has underwritten at-the-market public offerings of issuers whose securities are publicly traded.

Marketing

Wilson-Davis relies on its industry contacts and customer referrals to market its services.

Strategy

Wilson-Davis’ strategy is to:

●	expand its principal securities liquidation activities through retail customer marketing;
●	identify and pursue opportunities to provide and securities clearing services to additional broker-dealers, particularly those that deal in micro-cap securities to address needs that Wilson-Davis believes are under-served;

●	fully market its recently introduced fully paid stock lending and margin capabilities with existing and potential new customers;
●	participate as agent, and not as principal, in selected at-the-market equity offerings and private placements, including expanded REITs and mutual funds; and
●	broaden its range of services and products to reactivate historical offerings.

Wilson-Davis Competition

Wilson-Davis encounters intense competition in all aspects of its business and competes for clients directly with many national and regional full service financial services firms, other independent brokerage firms, and other companies offering financial services in the United States, globally, and through the Internet.

Wilson-Davis believes its principal direct competitors consist of other firms that liquidate investment and control securities in microcap stocks. This includes firms that clear their own securities transactions and firms that clear transactions through another firm on a fully disclosed basis. Wilson-Davis believes that the number of broker-dealers that clear transactions in microcap stocks is declining. The level of customer demand for micro-cap securities liquidations reflects the level of private investment in such securities. Wilson-Davis believes that it benefits from its ability to provide clearing services for all kinds of securities.

Competition among firms that clear microcap stocks may be affected by recently adopted NSCC rules that will require firms clearing for other introducing brokers to maintain at least $10.0 million in excess net capital, beginning October 26, 2023. The failure of any firm, including Wilson-Davis, to maintain excess net capital as required by the new rule may limit access of firms liquidating microcap stocks to clearing services.

Wilson-Davis does not offer a full array of financial services that may be offered by large, diversified financial services firms. Accordingly, Wilson-Davis’ customers typically withdraw proceeds from the liquidation of their securities for other uses, including perhaps deposit with full-service firms. Many of Wilson-Davis’ competitors have significantly greater financial, technical, marketing, and other resources than Wilson-Davis has. Also, many firms offer discount brokerage services and generally effect transactions at substantially lower commission rates on an “execution only” basis, without offering other services such as financial planning, investment recommendations, and research. Moreover, there is substantial commission discounting by full-service brokerage firms competing for institutional and retail brokerage business.

Wilson-Davis believes that a limited number of securities firms liquidate restricted or control microcap stocks. Other firms with greater financial, technical, managerial, and other resources may offer such services, either alone or as adjuncts to other full financial services.

There is significant competition for qualified personnel in the financial services industry. Wilson-Davis’ ability to compete effectively depends on attracting, retaining, and motivating qualified operating and supervisory personnel and other revenue-producing or specialized personnel.

Government Regulation

The securities industry, including Wilson-Davis’ business, is subject to extensive regulation by the SEC, self-regulatory organizations, or “SROs,” such as FINRA, DTCC, and NSCC, state securities regulators, and other governmental regulatory authorities. The primary purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency administering and enforcing the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to the SROs, principally FINRA. FINRA and other SROs adopt rules, subject to approval by the SEC, that govern their members. SROs, particularly FINRA, conduct periodic detailed examinations of member firms’ operations.

Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Wilson-Davis is registered in 43 states.

The regulations to which broker-dealers are subject cover numerous aspects of the securities industry, including:

●	conduct and supervision of operations;

●	capital requirements;
●	qualifications and licensing of supervisory and other personnel;
●	use and protection of customer funds and securities;
●	recordkeeping;
●	communications with current and prospective customers;
●	business practices among broker-dealers; and
●	the structure and operation of securities markets.

Changes in rules promulgated by the SEC and by SROs and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers.

Regulation Best Interest, among other things, requires broker-dealers to act in the best interest of retail customers when making a recommendation concerning a securities transaction or investment strategy involving securities, and to identify, disclose, and mitigate or eliminate material conflicts of interest arising from financial incentives associated with such recommendations. Although Wilson-Davis, as a matter of policy, does not currently make recommendations concerning a securities transaction or investment strategy involving securities, this rule has imposed new compliance responsibilities and costs, including enhanced disclosures. Wilson-Davis cannot assess the full potential costs or risk of Regulation Best Interest.

Several states have adopted or are considering adopting and implementing laws and regulations that would impose a fiduciary duty on broker-dealers under state law. Laws and regulations resulting from this trend may negatively impact Wilson-Davis’ results of operations and capital requirements and may result in increased legal, compliance, information technology, and other costs, as well as increased legal risks.

The USA PATRIOT Act of 2001 contains AML and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies. Accordingly, Wilson-Davis generally must have AML procedures in place, implement specialized employee training programs, designate an AML compliance officer, and be subject to periodic audits by an independent party to test the effectiveness of such compliance. Wilson-Davis has established policies, procedures, and systems designed to comply with these regulations.

Under the Bank Secrecy Act (“BSA”), Wilson-Davis is required to: develop and maintain internal AML policies, procedures, and controls; maintain and update customer information and conduct ongoing monitoring of customers to identify and report suspicious transactions; undergo independent testing of its compliance with AML laws; and conduct ongoing AML training of appropriate persons. Wilson-Davis is further required to maintain procedures for the verification of a customer’s identity. Wilson-Davis is also obligated to file confidential suspicious activity reports, or “SARS,” with the Financial Crimes Enforcement Network, or FinCEN, if it detects evidence of any suspicious transaction relevant to a possible violation of AML laws, in addition to transactions in currency of more than $10,000. SARs may need to be required by individual events or a series of apparently related events. SARs require important information in summary form that is sometimes difficult to assemble reliably or quickly. Wilson-Davis may be subject to adverse regulatory action if it fails to develop or adhere to appropriate policies and procedures, has deficiencies highlighted by the firm’s independent testing, fails to identify and report suspicious transactions, fails to properly verify customer identities, or fails to file SARs in the manner or timeframe required or preferred by regulators.

Further, the regulations relating to AML compliance policies and procedures are subject to revision, supplementation, or evolving interpretations and application, and it can be difficult to predict how regulators will apply regulations to a given risk or situation. The National Defense Authorization Act (“NDAA”) passed by Congress in 2021 included various changes to the AML regulatory regime. For example, the NDAA mandated FinCEN to establish an information exchange platform for financial institutions, law enforcement, and national security agencies to share AML information. FinCEN will also revise customer due diligence standards. In addition, the NDAA expanded the scope of BSA violations and increased penalties for BSA violations. When FinCEN passes the customer due diligence and information sharing rules, Wilson-Davis could incur substantial additional costs in complying with those rules.

Regulation regarding privacy and data protection continues to increase worldwide and is generally driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. Wilson-Davis must comply with applicable global, federal, and state information-related laws and regulations, including, for example, those in the United States, such as the 1999 Gramm-Leach-Bliley Act, SEC Regulation S-P, and the Fair Credit Reporting Act of 1970, as amended.

The SEC and the SROs may conduct administrative proceedings that can result in censure, fine, suspension, or expulsion of a broker-dealer and its supervisors, officers, or employees. Wilson-Davis and its personnel have been and are subject to various such disciplinary proceedings. See “Legal Proceedings” below.

Net Capital Requirements

Wilson-Davis is required under applicable rules of the SEC and FINRA to maintain net capital of at least $250,000. As of December 31, 2023, Wilson-Davis had net capital, computed in accordance with the applicable detailed calculation requirements, of $10.8 million or excess net capital of $10.6 million.

As of December 31, 2023, Wilson-Davis’ net capital included $1,950,000 in subordinated loans. Wilson-Davis has not applied to repay these subordinated loans.

Failure to maintain the required net capital may subject Wilson-Davis to fines, suspension, or expulsion by FINRA, the SEC, and other regulatory bodies and may require its liquidation. There is currently no regulatory requirement to maintain excess net capital. However, as noted above, under recently adopted NSCC rules, effective October 26, 2023, Wilson-Davis must maintain excess net capital of at least $10.0 million to continue to clear securities transactions for any broker-dealer on a fully disclosed basis.

Human Capital Resources

On December 31, 2023, Wilson-Davis had 45 full-time and six part-time employees and consultants, consisting of 28 full-time and one part-time registered representatives, or consultants, eight full-time and two part-time operating personnel, and seven executives and supervisors. No employees or consultants are represented by a collective bargaining agreement. Wilson-Davis emphasizes compliance and risk management principles to manage the day-to-day business. In recruiting, training and retaining personnel, Wilson-Davis relies on industry training and competitive compensation. Wilson-Davis considers its relationship with its employees and consultants to be good.

Legal Proceedings

Wilson-Davis is not a party to any material legal proceedings, and no material legal proceedings have been threatened by Wilson-Davis or, to the best of its knowledge, against it, except that in December 2016, FINRA filed a complaint (FINRA Enforcement Matter No. 20120327318) asserting potential violations of several securities laws and regulations. Wilson-Davis denied the allegations and the hearing was held in November 2017. The FINRA panel issued its decision against Wilson-Davis in February 2018. Wilson-Davis was fined $1,170,000 and ordered to disgorge $51,624 for purported improper short sales. Wilson-Davis was fined an additional $300,000 for its purported failure to supervise and implement adequate AML procedures.

Wilson-Davis filed a timely appeal. All sanctions were stayed while the appeal was pending before the FINRA National Adjudicatory Council (“NAC”). The appeal hearing before the NAC occurred in October 2018. On December 27, 2019, NAC issued a ruling that affirmed Wilson-Davis’ liability but reduced the sanctions imposed. Wilson-Davis was fined $350,000 and ordered to disgorge $51,624 for purported improper short sales. Wilson-Davis was fined an additional $750,000 for its purported failure to supervise and implement adequate AML procedures.

Wilson-Davis timely appealed the ruling to the SEC. All sanctions are stayed while the appeal is pending before the SEC. The SEC has not made a ruling in this matter.

In the ordinary course of business, securities broker-dealers such as Wilson-Davis are highly regulated and are routinely and frequently examined by the SEC, FINRA, and the securities regulatory authorities of states in which they are licensed or conduct business. Such examinations review a broad ranges of business activities for compliance with the myriad statutes, rules, regulations, and interpretations governing Wilson-Davis’ activities. Examinations by any of the above authorities may lead to enforcement actions that expose Wilson-Davis and its personnel to defense costs and potential fines or other sanctions. Further, customers may assert claims against Wilson-Davis or its personnel in legal suits or arbitration proceedings.

Facilities

Our principal executive offices are located at 4030 Henderson Blvd., Suite 712, Tampa, FL 33629 and our phone number is (727) 446 6660. Wilson-Davis’ office is located in Salt Lake City, Utah, with a branch office in Denver, Colorado, and a branch office in Dallas, Texas. Wilson-Davis also has registered representatives who work remotely from California, New York, Arizona, Nevada, Oklahoma, and Florida. Following our contemplated acquisition of Commercial Bancorp, we expect to add its facility in Pine Bluffs, Wyoming.

Item 1A. Risk Factors

Investing in our Common Stock involves risk. You should carefully consider the risks described below as well as all the other information in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the trading price of our Common Stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this Item 1A, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Common Stock or warrants and result in a loss of all or a portion of your investment:

●	We are a new company with no prior operating history, which makes it difficult to evaluate our business and prospects.
●	We may require substantial funding to finance our operations, but adequate financing may not be available when we need it, on acceptable terms or at all.
●	Uncertain global macro-economic and political conditions could materially and adversely affect our results of operations and financial condition.
●	The loss of Robert McBey, Our Chief Executive Officer and Chairman of the Board, or other key personnel, or failure to attract and retain other highly qualified personnel, could harm our business.
●	The requirement that we repay the Funicular Note, the Seller Notes and the Chardan Note could adversely affect our business plan, liquidity, financial condition, and results of operations.
●	Restrictive covenants under the Convertible Notes could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
●	If the proposed CB Merger is completed, we may experience difficulties in integrating the operations of Wilson-Davis and Commercial Bancorp and in realizing the expected benefits of these transactions.
●	Wilson-Davis and Commercial Bancorp may have liabilities that are not known to AtlasClear and the indemnities negotiated in the Broker-Dealer Acquisition Agreement and the Bank Acquisition Agreement may not offer adequate protection.
●	We may in the future make acquisitions, and such acquisitions could disrupt our operations, and may have an adverse effect on our operating results.
●	Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
●	We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers and other key management and technical personnel.
●	Wilson-Davis’ liquidation of microcap securities and related activities in the over-the-counter market segment expose it to significant risk.
●	The over-the-counter markets for the microcap securities Wilson-Davis liquidates frequently have limited trading volume and volatile trading prices.
●	The penny stock rules limit Wilson-Davis’ trading practices.
●	Wilson-Davis needs to continue to maintain its excess net capital above the NSCC requirement of $10 million to continue to provide correspondent clearing services for introducing brokers.
●	Wilson-Davis is substantially dependent on one principal customer.
●	Wilson-Davis customers liquidate securities of smaller reporting companies that have relaxed disclosure obligations.

●	Wilson-Davis customers also liquidate securities in companies that do not file SEC reports, so there is very little, if any, reliable data publicly available about them.
●	Wilson-Davis is, and may in the future be, subject to significant regulatory enforcement proceedings.
●	Wilson-Davis and certain of its personnel are subject to various regulatory disciplinary orders that could be the basis of future regulatory action.
●	Wilson-Davis’ procedures, policies, and practices to comply with the comprehensive anti-money laundering regulatory regime may not be sufficient to assure compliance.
●	General, long-term financial and economic conditions and unforeseen events may adversely affect Wilson-Davis’ financial condition and results of operations.
●	Wilson-Davis may be unable to attract and retain registered representatives and other professional employees.
●	FINRA has adopted rules that impose significant compliance requirements on making investment recommendations to retail customers.
●	Wilson-Davis is exposed to credit risk and other risks from customers, market makers, and other counterparties. Wilson-Davis faces significant risks in conducting its market making business. Systems and security failures could significantly disrupt Wilson-Davis’ business and subject the firm to losses, litigation, and regulatory actions.
●	Wilson-Davis relies on numerous external service providers whose failure to provide those services properly may result in significant adverse events.
●	Wilson-Davis relies on representations of third parties to ensure compliance with applicable laws and rules. Damage to Wilson-Davis’ reputation could adversely impact its business.
●	We are or may be subject to numerous risks relating to the need to comply with data and information privacy laws.
●	We are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow, we will need to expend additional resources to enhance our protection from such risks. Any cyber incident could result in information theft, data corruption, operational disruption, and/or a financial loss that has a material adverse impact on our business and that could subject us to legal claims.
●	Issues in the use of artificial intelligence, including machine learning and computer vision (together, “AI”), in our analytics platforms may result in reputational harm or liability.
●	Wilson-Davis is subject to extensive regulation from the SEC and FINRA, and the failure to comply with this regulation can result in significant penalties, fines, liability, and reputational harm.
●	The misconduct of Wilson-Davis’ employees could expose the firm to significant legal liability and reputational harm.
●	If the Pacsquare Assets are not successfully implemented or integrated into the Company’s business, or do not perform adequately, this could adversely affect the Company’s business, financial condition and results of operations, and could damage its reputation.
●	The proposed acquisition of Commercial Bancorp (the “CB Merger”) may not be completed on the terms or timeline currently contemplated, or at all, as the parties may be unable to satisfy the conditions or obtain the approvals required to complete the CB Merger.
●	Failure to complete the CB Merger may hinder the Company from achieving its anticipated business goals, and negatively impact the Company’s share price and its business, prospects, financial condition and results of operations.
●	The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent board members.
●	Stock trading volatility could impact our ability to recruit and retain employees.
●	Our existing indebtedness, and any indebtedness we incur in the future, could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.
●	Future sales of our Common Stock could cause the market price for our Common Stock to decline.
●	An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
●	Issuances of shares of Common Stock pursuant to the Pacsquare Purchase Agreement, or to settle accrued expenses and obligations, and conversion of any amounts under the Seller Notes, Funicular Note and the Chardan Note, each as defined herein, would result in substantial dilution of our stockholders and may have a negative impact on the market price of our Common Stock.
●	If we are not able to raise sufficient capital to satisfy our payment obligations under the Convertible Notes, or otherwise restructure the Convertible Notes, and payment of principal and accrued and unpaid interest thereon is demanded by the holders thereof, we will be in default, and may not be able to continue as a going concern.
●	We cannot assure you that we will continue to be able to comply with the continued listing standards of the NYSE American.

Risks Related to AtlasClear Holdings’ Business

Unless the context otherwise requires, all references in this section to “we,” “us” or “AtlasClear Holdings” refer to the business of AtlasClear Holdings following the consummation of the Business Combination.

We are a new company with no prior operating history, which makes it difficult to evaluate our business and prospects.

We are a new company with no prior operating history, which makes it difficult to evaluate our business and prospects or forecast our future results. In addition, our subsidiary, AtlasClear is a new company that was formed in March 2022. Prior to such time, AtlasClear had no operations or assets. Upon Closing, AtlasClear received certain intellectual property from Atlas FinTech and Atlas Financial Technologies Corp., acquired the Pacsquare Assets and completed the acquisition of Wilson-Davis. AtlasClear expects to complete CB Merger or a similar acquisition, however, we cannot assure you that the CB Merger will be completed as anticipated. As a result of these transactions, AtlasClear expects to acquire the capabilities to provide specialized banking and clearing services to other financial services firms. Even if AtlasClear is able to consummate CB Merger, we cannot assure you that we will achieve the anticipated synergies and benefits of such transactions, that our service offerings will appeal to our target market of financial services firms, generally with annual revenues up to $1 billion, or that we will achieve our anticipated financial results. If we are not able to complete the CB Merger, or if the combined company does not achieve the anticipated operational and financial results, the value of your investment would be materially and adversely affected.

In addition, we are subject to the same risks and uncertainties frequently encountered by new companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	the development and introduction of new services by us or our competitors;
●	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive, and increased expenses we have incurred and will continue to incur as a public company;
●	legislation and regulation;
●	our ability to achieve operating margins;
●	system failures or breaches of security or privacy;
●	competition in the markets in which we operate, and our ability to successfully compete; and
●	negative publicity we may encounter as we seek to grow our business.

We may require substantial funding to finance our operations, but adequate financing may not be available when we need it, on acceptable terms or at all.

We expect to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. In addition, inflation rates in the U.S. have been higher than in previous years, which may result in higher costs of capital and constrained credit and liquidity. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates could impact our ability to access the capital markets. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or achieve profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures and consumer member demand.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our Common Stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our equity holders, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

●	to expand our sales and marketing;
●	acquire complementary technologies or businesses;
●	expand operations in the United States or internationally;

●	hire, train, and retain employees; or
●	respond to competitive pressures or unanticipated working capital requirements.

Our failure to have sufficient capital to do any of these things could harm our business, financial condition, and results of operations.

Uncertain global macro-economic and political conditions could materially and adversely affect our results of operations and financial condition.

Our results of operations could be materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, availability of capital, war, terrorism, aging infrastructure, pandemics, energy and commodity prices, trade laws, election cycles and the effects of governmental initiatives to manage economic conditions.

The loss of Robert McBey, Our Chief Executive Officer and Chairman of the Board, or other key personnel, or failure to attract and retain other highly qualified personnel, could harm our business.

Our future success depends in large part on the continued services of senior management and other key personnel. In particular, we are dependent on the services of Robert McBey, our Chief Executive Officer and Chairman of the Board, who is critical to the future vision and strategic direction of our business. Our senior management and other key personnel are all employed on an at-will basis, which means that their employment could be terminated by us at any time, for any reason, and without notice. Conversely, employees may voluntarily terminate their employment at any time, for any reason, and without notice, and the risk of forfeiting equity incentives and/or losing other employee benefits might not be sufficient incentive for them to remain employed with us. If we lose the services of our senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel that we need, our business, operating results, and financial condition could be adversely affected.

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. We face intense competition for qualified individuals from numerous software and other technology companies. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors before we realize the benefit of our investment in recruiting and training them. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results, and financial condition may be adversely affected.

Changes in tax rates or the adoption of new tax legislation may adversely impact our financial results.

Due to shifting economic and political conditions in both the United States or elsewhere, tax policies, laws, or rates may be subject to significant changes in ways that impair our financial results. Various jurisdictions have enacted or are considering digital services taxes, which could lead to inconsistent and potentially overlapping tax regimes. In the United States, the rules dealing with federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the United States Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our tax liability or require changes in the manner in which we operates in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Natural disasters, including and not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.

The occurrence of one or more natural disasters, including and not limited to tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, pandemics and endemic outbreaks, terrorist attacks or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities and terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions could have a material adverse effect on our business, financial condition and results of operations. These events also could cause or act to prolong an economic recession in the United States or abroad.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

The U.S. generally accepted accounting principles (the “GAAP”) is subject to interpretation by the Financial Accounting Standard Board (the “FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

The requirement that we repay the Funicular Note, the Seller Notes and the Chardan Note could adversely affect our business plan, liquidity, financial condition, and results of operations.

As discussed below, the Company sold and issued the Funicular Note, the Seller Notes and the Chardan Note (collectively, the Convertible Notes”).  If not converted, we are required to repay principal amounts outstanding under the Convertible Notes, as well as interest thereon. These obligations could have important consequences on our business. In particular, they could:

●	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
●	increase our vulnerability to general adverse economic and industry conditions; and
●	place us at a competitive disadvantage compared to our competitors.

We cannot assure you that we will be successful in making the required payments under the Convertible Notes. If we are unable to make the required cash payments, there could be a default under the Convertible Notes. In such event, or if a default otherwise occurs under the Convertible Notes, including as a result of our failure to comply with the financial or other covenants contained therein:

●	the interest rate payable under the Convertible Notes could be increased, and holders of the Convertible Notes could declare all outstanding principal and interest to be due and payable;
●	the holders of the Funicular Note could foreclose against our assets; and/or
●	we could be forced into bankruptcy or liquidation.

Restrictive covenants under the Convertible Notes could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

The Convertible Notes contain a number of affirmative and negative covenants regarding matters such as the payment of dividends, maintenance of our properties and assets, transactions with affiliates, and our ability to issue other indebtedness.

Our ability to comply with these covenants may be adversely affected by events beyond our control, and we cannot assure you that we can maintain compliance with these covenants. The financial covenants could limit our ability to make needed expenditures or otherwise conduct necessary or desirable business activities.

Risks Related to Our Business Strategy and Industry

If the proposed CB Merger is completed, we may experience difficulties in integrating the operations of Wilson-Davis and Commercial Bancorp and in realizing the expected benefits of these transactions.

Our success will depend, in part, on the ability of AtlasClear to successfully complete the proposed CB Merger, or a similar acquisition, and to realize the anticipated benefits of combining the operations of Wilson-Davis and Commercial Bancorp in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees from either company, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to continue relationships with Wilson-Davis’ and Commercial Bancorp’s customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transactions or the Business Combination, and could harm the Company’s financial performance. If we are unable to successfully integrate the operations of Wilson-Davis and Commercial Bancorp with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, operating efficiencies, synergies and other anticipated benefits resulting from such transactions and the Business Combination, and the Company’s business, results of operations and financial condition could be materially and adversely affected.

Wilson-Davis and Commercial Bancorp may have liabilities that are not known to AtlasClear and the indemnities negotiated in the Broker-Dealer Acquisition Agreement and the Bank Acquisition Agreement may not offer adequate protection.

As part of the Broker-Dealer Acquisition Agreement AtlasClear assumed certain liabilities of Wilson-Davis and as part of the Bank Acquisition Agreement, AtlasClear will assume certain liabilities of Commercial Bancorp. There may be liabilities that AtlasClear failed or was unable to discover in the course of performing due diligence investigations into these companies. AtlasClear may also have not correctly assessed the significance of certain liabilities identified in the course of its due diligence. Any such liabilities, individually or in the aggregate, could have a material adverse effect on the combined company’s business, financial condition and results of operations. As we integrate Wilson-Davis and, if acquired, Commercial Bancorp, into our operations, we may learn additional information about Wilson-Davis and Commercial Bancorp, such as unknown or contingent liabilities and issues relating to compliance with applicable laws, that could potentially have a materially adverse effect on our business, financial condition and results of operations.

We may in the future make acquisitions, and such acquisitions could disrupt our operations, and may have an adverse effect on our operating results.

In order to expand our business, we have made and expect to continue to make acquisitions as part of our growth strategy. The success of our future growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions that we may undertake in the future involve numerous risks, including, but not limited to, the following:

●	difficulties in integrating and managing the operations, personnel, systems, technologies, and products of the companies we acquire;
●	diversion of our management’s attention from normal daily operations of our business;
●	our inability to maintain the key business relationships and the reputations of the businesses we acquire;
●	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;
●	our inability to increase revenue from an acquisition;
●	increased costs related to acquired operations and continuing support and development of acquired products;
●	our responsibility for the liabilities of the businesses we acquire;
●	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;
●	adverse tax consequences associated with acquisitions;
●	changes in how we are required to account for our acquisitions under the GAAP, including arrangements that we assume from an acquisition;
●	potential negative perceptions of our acquisitions by consumer and business members, financial markets or investors;
●	failure to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;
●	our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses;

●	potential loss of key employees of the companies we acquire;
●	potential security vulnerabilities in acquired products that expose us to additional security risks or delay our ability to integrate the product into our service offerings;
●	difficulties in increasing or maintaining security standards for acquired technology consistent with our other services, and related costs;
●	ineffective or inadequate controls, procedures and policies at the acquired company;
●	inadequate protection of acquired IP rights; and
●	potential failure to achieve the expected benefits on a timely basis or at all.

Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, difficulties in integrating personnel and human resource programs, integrating technology systems and other infrastructures under our control, unanticipated expenses and liabilities, and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). There is no guarantee that our acquisitions will increase our profitability or cash flow, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced.

Additionally, acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves or require us to incur debt under credit agreements or otherwise. We may seek to obtain additional cash to fund any acquisition by selling equity or debt securities. We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity, convertible debt or other equity-linked securities, our existing stockholders will experience ownership dilution. The incurrence of debt may subject us to financial or other covenants, or other constraints on our business. The occurrence of any of the foregoing risks associated with acquisitions could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or substantially concurrent acquisitions.

Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers and other key management and technical personnel.

We believe our future success depends upon our ability to attract and retain highly competent personnel. Our employees are at-will and not subject to employment contracts. We could potentially lose the services of any of our senior management personnel at any time due to a variety of factors that could include, without limitation, death, incapacity, military service, personal issues, retirement, resignation or competing employers. Our ability to execute current plans could be adversely affected by such a loss. We may fail to attract and retain qualified technical, sales, marketing and managerial personnel required to continue to operate our business successfully. Personnel with the expertise necessary for our business are scarce and competition for personnel with proper skills is intense.

In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Additionally, attrition in personnel can result from, among other things, changes related to acquisitions, retirement and disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, developing or retaining other highly-qualified technical, sales, marketing and managerial personnel, particularly at such times in the future as we may need to fill a key position. If we are unable to continue to develop and retain existing executive officers or other key employees or are unsuccessful in attracting new highly-qualified employees, our financial condition, cash flows, and results of operations could be materially and adversely affected.

Risk Related to Wilson-Davis’ Business and Industry

Wilson-Davis’ liquidation of microcap securities and related activities in the over-the-counter market segment expose it to significant risk.

Wilson-Davis conducts activities, including customer liquidations of restricted and control securities, in microcap securities, which are subject to higher risks than securities traded on national securities exchanges. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade at below $5.00 per share and have a market capitalization of less than $50 million. Microcap securities frequently are issued by smaller reporting companies, which relaxes many of the disclosure obligations applicable to larger companies (see below). Further, trading in such microcap securities requires Wilson-Davis to meet heightened customer disclosure obligations for any retail transactions. Because of perceived risks associated with the above factors, Wilson-Davis believes it faces heightened regulatory scrutiny from the SEC and the Financial Industry Regulatory Authority (the “FINRA”) and other self-regulatory organizations that require particular attention to compliance measures and supervision.

The over-the-counter markets for the microcap securities Wilson-Davis liquidates frequently have limited trading volume and volatile trading prices.

The trading markets for the microcap securities Wilson-Davis liquidates frequently have limited trading volume and volatile price fluctuations, which sometimes makes it difficult to fulfill customers’ orders at requested amounts or prices. In addition, because of market conditions, Wilson-Davis may restrict the number of shares that a customer or a group of customers may liquidate in a single security to mitigate possible undue market selling pressure or to reduce potential market impact. Wilson-Davis may not be successful in detecting market conditions that warrant the above or other trading precautions to meet its compliance obligations. Any such trading limitations may impair Wilson-Davis’ competitive position and contribute to customer dissatisfaction.

The penny stock rules limit Wilson-Davis’ trading practices.

Wilson-Davis must comply with special penny stock rules if it sells such stock to retail customers, as distinguished from other broker-dealers. Although Wilson-Davis has a policy of limiting penny stock sales only to other broker-dealers, if Wilson-Davis sells penny stocks to retail customers, it must provide purchasers of these stocks with a standardized risk disclosure document prepared by the Commission. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for investors to sell their shares of penny stock. Because of these rules, many brokers choose not to participate in penny stock transactions and there is less trading in penny stocks. Accordingly, investors may not always be able to resell shares of penny stock publicly at times and prices that they feel are appropriate. Wilson-Davis cannot assure that any penny stock rules compliance measures that it adopts and implements will be effective.

Wilson-Davis needs to continue to maintain its excess net capital above the NSCC requirement of $10 million to continue to provide correspondent clearing services for introducing brokers.

Wilson-Davis is subject to amendments of rules adopted by NSCC that require Wilson-Davis to have excess net capital of at least $10.0 million as of October 26, 2023 if Wilson-Davis clears for an introducing broker. As of December 31, 2023, Wilson-Davis had net capital of approximately $10.8 million. Investors, including the owners of Wilson-Davis and Mr. Schaible, provided  an aggregate of $1,300,000 in subordinated demand notes which  were funded on October 13, 2023,  and FINRA approved  the demand notes. The notes are expected to mature on October 13, 2024 and to have an interest rate of 5% per annum, payable quarterly.  During the fiscal year ended December 31, 2023, Glendale, the sole introducing broker at Wilson, provided $244,192 or approximately 7% of Wilson-Davis’ revenues. However, the growth of clearing services for introducing broker customers is expected to be a key driver to meet the Company’s future revenue goals. As a result, if we fail to meet the increased capital requirements of NSCC on an ongoing basis, we would be unable to provide clearing services for introducing brokers which could have a material adverse effect on the Company’s revenues in the future.

Wilson-Davis is substantially dependent on one principal customer.

During the six months ended December 31, 2023 and 2022, Wilson-Davis received 10.3% and 15.8% of its revenue, respectively, from securities liquidations of Canadian traded securities for customers of Canaccord Genuity. The termination or material reduction in the securities liquidation for customers of Canaccord Genuity would have a material adverse effect on the revenues and results of operation of Wilson-Davis.

Wilson-Davis customers liquidate securities of smaller reporting companies that have relaxed disclosure obligations.

The microcap securities Wilson-Davis customers principally liquidate are issued by smaller reporting companies. The disclosures smaller reporting companies are required to provide in SEC periodic reports are less than those of larger reporting companies. Specifically, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that independent registered public accounting firms provide an attestation on the effectiveness of internal control over financial reporting, and have certain other reduced disclosure obligations in their SEC filings, including being permitted to provide two, rather than three, years of audited financial statements in annual reports. Reduced disclosures in smaller reporting company periodic reports may make it harder for investors to analyze results of operations and financial prospects. Wilson-Davis believes that the foregoing contributes to increased volatility and lower trading volume for the securities markets for smaller reporting companies, many of which are microcap securities.

Wilson-Davis customers also liquidate securities in companies that do not file SEC reports, so there is very little, if any, reliable data publicly available about them.

In addition to smaller reporting companies, Wilson-Davis customers also liquidate securities of companies that are not subject to SEC reporting requirements and thus do not file any periodic reports. Frequently, there is little reliable available public information about the business activities, financial condition or results of operations, management, operating risks, or other material matters about such companies. Many of such companies have only recently been organized, have inadequate financial resources or liquidity and rely on the ongoing sale of stock or borrowings to sustain operations, do not have independent directors, and have engaged in material transactions with related parties. These companies may not have financial statements that have been reviewed by independent auditors. Transactions in the securities of these companies may expose Wilson-Davis to liability.

Wilson-Davis is, and may in the future be, subject to significant regulatory enforcement proceedings.

In the ordinary course of business, securities broker-dealers such as Wilson-Davis are highly regulated and are routinely and frequently examined by the SEC, FINRA, and the securities regulatory authorities of states in which they are licensed or conduct business. Such examinations review a broad ranges of business activities for compliance with the many statutes, rules, regulations, and interpretations governing Wilson-Davis’ activities. Examinations by any of the above authorities may lead to enforcement actions that expose Wilson-Davis and its personnel to defense costs and potential fines or other sanctions. For example, Wilson-Davis has appealed to the SEC an adverse ruling by FINRA’s National Adjudicatory Council, or “NAC,” finding that Wilson-Davis had violated FINRA rules respecting short sales, failing to supervise and implement adequate anti money-laundering procedures. NAC had ordered Wilson-Davis to pay a $1,100,000 fine and disgorge $51,624. Wilson-Davis cannot predict the outcome of its appeal or when a decision will be rendered. Wilson-Davis established a $100,000 contingency reserve in the year ended June 30, 2021, for this litigation contingence, but cannot assure that this amount is adequate to cover any penalty determined on appeal. The amount of the fine and disgorgement by which a final judgment exceeds the contingency reserve amount would reduce Wilson-Davis’ excess capital. In addition to the payment of defense costs and potential fines or other sanctions associated with enforcement actions, customers may assert claims against Wilson-Davis or its personnel in legal suits or arbitration proceedings.

Wilson-Davis and certain of its personnel are subject to various regulatory disciplinary orders that could be the basis of future regulatory action.

Wilson-Davis and certain of its personnel are subject to previous disciplinary orders by FINRA and the SEC which, by their terms, do not expire. FINRA and the SEC can impose special supervision and compliance measures and may increase future regulatory scrutiny. In July 2019, FINRA initiated an enforcement proceeding against Wilson-Davis, certain principals of Wilson-Davis, and a registered representative/trader alleging that the firm and the registered representative manipulated the market of a designated security, responsible supervisory personnel failed to establish and maintain appropriate supervisory procedures, the firm and a principal failed to implement and maintain appropriate anti-money laundering procedures, and provided inaccurate documents to FINRA staff (the “2019 FINRA Action”). Wilson-Davis and its principals agreed to settle the matter, without admitting or denying the allegations respecting supervision, anti-money laundering, and documentation in July 2021 by consenting to an order under which the firm was censured and paid a $500,000 monetary penalty, one principal was suspended in all capacities for 90 days, that principal and two others were suspended as principals for two years, and the firm was required to undertake certain compliance and remediation efforts. The firm promptly paid the fine and timely completed the required compliance and remediation efforts. In connection with the resolution of some matters, Wilson-Davis engaged qualified consultants to recommend specific compliance procedures and has implemented such required compliance enhancements. Wilson-Davis believes it has fully complied with all sanctions related to the July 2019 complaint. However, specific employees remained subject to sanctions and restrictions on activities, particularly Wilson-Davis stockholders Lyle Davis, Byron Barkley, and James Snow, who agreed to a suspension from being associated with the firm in a principal capacity for two years, which expired in August 2023. Previously, in December 2016, FINRA filed a complaint against Wilson-Davis asserting potential violations of several securities laws and regulations, regarding supervision, anti-money-laundering, and Regulation SHO speculation prohibitions (the “2016 FINRA Action”). Wilson-Davis denied the allegations and FINRA-imposed sanctions have been stayed pending appeal.

Wilson-Davis’ procedures, policies, and practices to comply with the comprehensive anti-money laundering regulatory regime may not be sufficient to assure compliance.

Wilson-Davis is subject to comprehensive anti-money laundering (“AML”) laws, regulations, and interpretations that apply to its activities under the Bank Secrecy Act. The AML regulatory regime covers a wide range of activities, including trading activities, securities liquidations and other transactions, funds and securities transfers, the opening of customer accounts, customer interactions, and other activities.

In July 2019, FINRA censured Wilson-Davis and assessed a $500,000 fine for violations, among others, of applicable AML rules. Further, Wilson-Davis engaged an independent consultant to help develop and implement new comprehensive policies and procedures designed to comply with applicable AML requirements. Wilson-Davis has completed this process but cannot assure that its new policies and procedures will in fact be adequate to assure AML compliance in practice. This enforcement proceeding and the related implementation of new AML policies and procedures may have heightened regulatory scrutiny of Wilson-Davis. Regulatory authorities may consider Wilson-Davis’ previous discipline as warranting increased sanctions in any subsequent enforcement proceeding finding AML violations.

Although Wilson-Davis expends significant time and financial resources to monitor and investigate potential AML issues, Wilson-Davis’ resources, technologies, personnel, and fraud detection tools may be insufficient to accurately detect and prevent such activities. Significant increases in fraudulent or illegal activities could negatively impact Wilson-Davis’ reputation and reduce the trading volume through the firm. Any misbehavior of or violation by Wilson-Davis’ customers may also lead to regulatory investigations into the firm. Further, although Wilson-Davis may ultimately conclude that no fraud or money laundering exists, regulatory authorities may disagree that the red flags pointed towards such a conclusion and may impose various penalties without needing to point to any evidence of fraud or money laundering. Any such penalties could significantly harm the financial condition and results of operations of Wilson-Davis.

Wilson-Davis cannot predict the duration or severity of current economic conditions that have adversely affected its results of operations.

Wilson-Davis’ recent revenue and profitability have been adversely affected by the general downturn in the securities markets since early 2022, resulting from rising inflation, increasing interest rates, the lingering economic effects of the COVID pandemic, supply chain disruptions, the military conflict in Ukraine and Israel, Hamas’ attack on Israel and the ensuing war and other factors. These effects are reflected in Wilson-Davis’ financial results for the fiscal years ended December 31, 2023 and 2022. Wilson-Davis cannot predict the duration or severity of the downturn of the current securities markets or the economic and other factors that are contributing to these market conditions.

General, long-term financial and economic conditions and unforeseen events may adversely affect Wilson-Davis’ financial condition and results of operations.

In addition to the current securities markets and economic challenges, previous long-term market downturns, economic depressions and unforeseen events, such as the COVID-19 pandemic, have had an adverse impact on Wilson-Davis’ business. Although Wilson-Davis has established a disaster recovery plan, there is no guarantee that it could operate without disruption in the event a disaster were to occur. The occurrence of various unforeseeable events such as natural disasters, pandemics, terrorism and acts of war, could result in fewer customer orders and, as a result, decreased commissions and revenue, resulting in a significant impact on Wilson-Davis’ ability to conduct business and adversely affecting its results of operations and financial condition.

Wilson-Davis may be unable to attract and retain registered representatives and other professional employees.

There is intense competition for experienced registered representatives with a knowledge of over-the-counter markets and a large customer network. Further, many customers may be more loyal to individual representatives than to the firm itself. If Wilson-Davis is unable to attract and retain the services of registered representatives, the firm may be unable to maintain or expand its customer base or may be unable to effectively manage the volume of orders it executes and clears. Likewise, Wilson-Davis relies upon financial and compliance professionals who are not registered representatives but who perform important services to the firm. If Wilson-Davis is unable to attract and retain such professionals, it may be unable to stay compliant in an increasingly complex regulatory environment. Further, the number of young professionals entering the broker-dealer industry has declined over time and Wilson-Davis’ inability to hire young professionals, particularly in light of the average age of Wilson-Davis’ existing professionals, may adversely impact its ability to retain or expand its customer base.

FINRA has adopted rules that impose significant compliance requirements on making investment recommendations to retail customers.

Wilson-Davis policy is to not recommend investments to its customers. However, Wilson-Davis cannot assure you that its policy of not making recommendations to customers will be observed in all cases or that any investment recommendation rules compliance measures that Wilson-Davis adopts and implements will be effective. Breaches of Wilson-Davis’ policy could expose Wilson-Davis to regulatory enforcement and to liability from its customers.

Wilson-Davis faces significant competition from other brokers and clearing firms.

The broker-dealer and clearing firm industries are dominated by a small number of very large broker-dealers and clearing firms and a number of smaller self-clearing firms and clearing firms that clear for small introducing brokers clearing microcap securities transactions. Wilson-Davis continues to compete with larger firms that have greater financial resources, vast customer networks, diverse business lines, household name recognition, large-scale marketing campaigns, and established relationships with regulatory and legislative institutions. Further, the firm’s competitors are comparatively less impacted by adverse regulatory actions and rulemaking than Wilson-Davis as a smaller firm, including impacts of net capital and margin calls imposed by NSCC. If Wilson-Davis does provide new products and services, doing so may require substantial expenditures and take considerable time. If Wilson-Davis fails to innovate and deliver products and services quickly enough as compared to its competitors, it might fail to attract and retain customers.

Wilson-Davis is exposed to credit risk and other risks from customers, market makers, and other counterparties.

Wilson-Davis is exposed to the risk that third parties that owe the firm money, securities, or other assets will not perform their obligations. These parties include other clearing firms, broker-dealers, customers, clearing houses, exchanges, and other financial intermediaries. Such parties may default on their obligations owed to Wilson-Davis due to bankruptcy, lack of liquidity, operational failure, or other reasons. For example, Wilson-Davis permits certain clients to purchase securities on a margin basis. These transactions may be collateralized by the customer’s cash and securities. If customers are unable to cover their short position or repay the credit extended by Wilson-Davis, the firm may incur a loss if it liquidates the customer’s collateral at market rates. Those risks may be particularly great during periods of rapidly declining markets in which the value of the collateral held by Wilson-Davis may fall below the amount of a customer’s indebtedness.

NSCC requires daily cash deposits on unsettled trades, those between trade date and settlement date. In some cases, the deposit may be an amount that is significantly in excess of the value of the trade itself. NSCC also may require intraday deposits that must be met in only a few hours or less. If the cash to make these deposits is not available, NSCC may impose penalties that could be severe, such as revoking membership or restricting correspondent clearing, either of which would have a significant negative impact on the business. Although Wilson-Davis imposes limits on the size of some trades as a risk management procedure, it is not always possible to determine in advance the size of the deposit requirements.

Additionally, if Wilson-Davis fails to adequately monitor its customers’ accounts and certain business reorganizations are not timely or properly updated on its system, such failure could lead to severe losses. For example, if when undertaking a reverse stock split, a customer sells the previous amount of shares at the new share price, it would result in a severe loss, which has resulted in some broker-dealers going out of business. Although Wilson-Davis’ procedure is to put a freeze on trading for companies that are in the process of a reorganization in advance of the effective date of such reorganization, if Wilson-Davis is not aware of the pending reorganization or fails to adequately update its system, any improper sales could significantly harm the results of operations of Wilson-Davis.

Wilson-Davis faces significant risks in conducting its market making business.

Wilson-Davis faces various risks relating to making markets in microcap securities. The regulations relating to market making are complex and subject to a significant breadth of regulatory interpretation, resulting in inconsistent and unpredictable enforcement of applicable law. If the firm acts in a manner that a regulator perceives to be inconsistent with applicable law, the firm may be subject to costly penalties and sanctions. Regulatory scrutiny of Wilson-Davis’ market making activities may have increased because of Wilson-Davis’ previous sanctions for short sale compliance deficiencies.

Systems and security failures could significantly disrupt Wilson-Davis’ business and subject the firm to losses, litigation, and regulatory actions.

Wilson-Davis’ business depends on its ability to execute large volumes of transactions for its own customers and to clear large volumes of transactions for introducing broker-dealers. The firm relies heavily on its communications systems and on stable and functioning Internet, mobile devices, and computer systems, all of which are subject to internal and external security vulnerabilities. Those vulnerabilities include disruptions from natural disasters, power and service outages, interruptions or losses, software bugs, cybersecurity attacks, computer viruses, malware, phishing, unauthorized entry, and other similar events. Further, Wilson-Davis is reliant on numerous service providers that may themselves have insufficient security measures that Wilson-Davis cannot effectively monitor. Although Wilson-Davis generally has agreements, policies, and procedures relating to cybersecurity and data privacy in place with third-party service providers, security breaches may still occur. Vulnerabilities with Wilson-Davis and third-party systems may result in, for example, the inability of Wilson-Davis to conduct its business, the theft or ransom of Wilson-Davis property, or the unauthorized disclosure of confidential customer information or the proprietary or confidential data of Wilson-Davis and its supervised persons. Unauthorized disclosures may in turn result in reputational damage, regulatory action, and civil suits, and may further require Wilson-Davis to expend significant additional resources to modify its protective measures, to investigate and remediate vulnerabilities, and to defend against legal and regulatory claims. Such events may also result in uninsured liability and the firm being subject to increased regulatory scrutiny and legal liabilities. Wilson-Davis may be unable to receive reimbursement from third-party service providers in the event of a security incident but may still be subject to adverse regulatory action if the firm is held responsible for security failures attributed to its vendors.

Wilson-Davis also faces risks relating to mistakes made in recoding, accounting for, confirming, and settling transactions. Wilson-Davis also faces risks relating to software and internet malfunctions. Any such malfunction or depletion of functionality could result in Wilson-Davis’ inability to execute trade orders, adverse operational and regulatory action, and reputational damage. Wilson-Davis’ board oversees cybersecurity risk management and controls, including appropriate risk mitigation strategies, systems, processes, and controls. This oversight involves reviewing an annual cybersecurity report from the firm’s chief information security officer, with whom the board maintains an ongoing dialog on current strategies, systems, processes, controls and possible needs for additional processes and controls to keep current with the latest threats.

Wilson-Davis relies on numerous external service providers whose failure to provide those services properly may result in significant adverse events.

Wilson-Davis relies on numerous third-party service providers, including communication systems providers, regulatory services providers, clearing systems, exchange systems, banking systems, and market information providers. If the provision of services by these third parties is interrupted or terminated, Wilson-Davis may be unable to conduct its business effectively, including by being unable to accept receipt of securities or funds or to provide information regarding stock trades. For example, the firm relies heavily on websites and software provided by or relating to OTC Markets. Any disruption to those websites or services could result in a significant reduction of orders received from the firm’s customers and even a cessation of the firm’s business activities.

Wilson-Davis relies on representations of third parties to ensure compliance with applicable laws and rules.

Wilson-Davis is required to comply with various securities laws and apply a compliance program designed to detect and prevent various kinds of illegality and misconduct, including fraud, money laundering, and the unregistered sale of securities. In applying its compliance program, the firm relies on various customer and other third-party representations. Inaccurate or incomplete representations or information could result in adverse consequences for the firm. For example, before liquidating restricted securities, Wilson-Davis is required to conduct a reasonable investigation of facts supporting an exemption from registration of the securities. Such reasonable investigation may not reveal whether the proposed liquidation is in fact exempt from registration or may involve other illegal activity by others, including Wilson-Davis’ customer. Any enforcement investigation or action relating to issuers or their affiliates may subsequently encompass Wilson-Davis, which could require the firm to incur costs of defense and expose it to fines and other sanctions. Similarly, in making a market in securities, Wilson-Davis frequently relies on exemption from certain requirements that depend in part on conclusions of third parties. If those third-party conclusions are incorrect, Wilson-Davis could be subject to regulatory sanctions.

Damage to Wilson-Davis’ reputation could adversely impact its business.

Wilson-Davis’ reputation is critical to its ability to attract and retain customers that use Wilson-Davis’ brokerage services and current and prospective introducing brokers that use or may use Wilson-Davis’ clearing services. The perceived inability of Wilson-Davis or its supervised persons to operate the firm’s business efficiently, securely, and in compliance with applicable law may adversely harm its business.

Risks Related to Regulatory, Compliance and Legal

We are or may be subject to numerous risks relating to the need to comply with data and information privacy laws.

We are or may become subject to data privacy and securities laws and regulations that apply to the collection, transmission, storage, use, processing, destruction, retention and security of personal information. Our current privacy policies and practices are designed to comply with privacy and data protection laws in the United States. These policies and practices inform members how we handle their personal information and, as permitted by law, allow members to change or delete the personal information in their member accounts. The legislative and regulatory landscape for privacy and data protection continues to evolve in the United States, both federally and at the state level, as well as in other jurisdictions worldwide, and these laws and regulations may at times be conflicting. It is possible that these laws may be interpreted and applied in a manner that is inconsistent from one jurisdiction or is inconsistent with our practices, and our efforts to comply with the evolving data protection rules may be unsuccessful. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with federal, state, provincial and international laws regarding privacy and security of personal information could expose us to penalties under such laws, orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action (including fines and penalties), litigation, significant costs for remediation, and damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Although we endeavor to comply with our published privacy policies and related documentation, and all applicable privacy and security laws and regulations, we may at times fail to do so or may be perceived to have failed to do so. Even if we have not violated these laws and regulations, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, if we are unable to properly protect the privacy and security of personal information, including sensitive personal information (e.g., financial information), we could be found to have breached our contracts with certain third parties.

There are numerous U.S. and Canadian federal, state, and provincial laws and regulations related to the privacy and security of personal information. Determining whether protected information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. For example, in 2018, California enacted the California Consumer Privacy Act (“CCPA”), which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA, which became effective on January 1, 2020, was amended on multiple occasions and is the subject of regulations issued by the California Attorney General regarding certain aspects of the law and its application. Moreover, California voters approved the California Privacy Rights Act (the “CPRA”) in November 2020. The CPRA significantly modifies the CCPA, creating additional obligations relating to consumer data, with enforcement beginning July 1, 2023. Aspects of the CCPA and CPRA remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Similar state laws have been passed in Virginia, Colorado, Utah, Connecticut, and New Jersey and other states are expected to follow. If we fail to comply with applicable privacy laws, we could face civil and criminal fines or penalties.

Failing to take appropriate steps to keep consumers’ personal information secure, or misrepresentations regarding our current privacy practices, can also constitute unfair acts or practices in or affecting commerce and be construed as a violation of Section 5(a) of the Federal Trade Commission Act (the “FTCA”), 15 U.S.C. § 45(a). The Federal Trade Commission (“FTC”) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of our business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC may also bring an action against a company who collects or otherwise processes personal information for any statements it deems misleading or false contained in privacy disclosures to consumers. While we use best efforts to comply with our published privacy policies and related documents, we may at times fail to do so, or may be perceived to have failed to do so. In addition, we may be unsuccessful in achieving compliance if our personnel, partners, or service providers fail to comply with our published privacy policies and related documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Overall, because of the complexity of these laws, the changing obligations and the risk associated with our collection and use of data, we cannot guarantee that we are, or will be, in compliance with all applicable U.S., Canadian, or other international regulations as they are enforced now or as they evolve.

We are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow, we will need to expend additional resources to enhance our protection from such risks. Any cyber incident could result in information theft, data corruption, operational disruption, and/or a financial loss that has a material adverse impact on our business and that could subject us to legal claims.

We rely on sophisticated information technology (“IT”) systems and infrastructure to support our business. At the same time, cybersecurity incidents, including deliberate attacks, malware, viruses, ransomware attacks, denial of service attacks, phishing schemes, and other attempts to harm IT systems are prevalent and have increased. Our technologies, systems and networks and those of our vendors, suppliers and other business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance or vulnerabilities in widely used open source software, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. As the sophistication of cyber incidents continues to evolve, we have been and will likely continue to be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches or similar events. The failure of any of our IT systems may cause disruptions in our operations, which could adversely affect our revenues and profitability, and lead to claims related to the disruption of our services from members of the AtlasClear Platform and advertisers.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, which may remain undetected until after they occur. Despite our efforts to protect our information technology networks and systems, payment processing, and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. Our security measures may not be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats. Our applications, systems, networks, software, and physical facilities could have material vulnerabilities, be breached, or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our business members to disclose information or usernames and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as products and services sold through the AtlasClear Platform are more widely adopted, and as we continue to introduce future products and services. An actual or perceived breach of our security systems or those of our third party service providers may require notification under applicable data privacy regulations or for customer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and payment processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees, and expenses. Moreover, pursuant to SEC rules, public companies must disclose material cybersecurity incidents on Form 8-K within four business days (subject to a delayed compliance date for smaller reporting companies, of which we are one). In addition, companies must provide cybersecurity risk management disclosures in their annual reports.

The costs to respond to a security breach or to mitigate any security vulnerabilities that may be identified could be significant, and our efforts to address these problems may not be successful. These costs include, but are not limited to: retaining the services of cybersecurity providers; complying with requirements of existing and future cybersecurity, data protection and privacy laws and regulations, including the costs of notifying regulatory agencies and impacted individuals; and maintaining redundant networks, data backups, and other damage-mitigation measures. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. Additionally, most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.

We may not have adequate insurance coverage for handling cyber security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Moreover, our privacy risks are likely to increase as we continue to expand, grow our consumer and business member base, and process, store, and transmit increasingly large amounts of personal or sensitive data.

Issues in the use of artificial intelligence, including machine learning and computer vision (together, “AI”), in our analytics platforms may result in reputational harm or liability.

AI is enabled by or integrated into some of our analytics platforms and is a growing element of our business offerings going forward. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Data sets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some uses of AI present ethical issues, and our judgment as to the ethical concerns may not be accurate. If we use AI as part of the AtlasClear Platform in a manner that is controversial because of the purported or real impact on our business members or vendors, this may lead to adverse results for our financial condition and operations or the financial condition and operations of our business members, which may further lead to us experiencing competitive harm, legal liability and brand or reputational harm.

We could face employee claims.

We could face employee claims against us based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination that may also create not only legal and financial liability, but also negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we may be party to various claims and litigation proceedings.

Even when not merited, the lawsuits and other legal proceedings may divert management’s attention, and we may incur significant expenses in pursuing or defending these lawsuits or other legal proceedings. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

Furthermore, while we maintain insurance for certain potential liabilities, our insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

Wilson-Davis is subject to extensive regulation from the SEC and FINRA, and the failure to comply with this regulation can result in significant penalties, fines, liability, and reputational harm.

As a broker-dealer and clearing firm, Wilson-Davis is subject to extensive regulation by the SEC as well as self-regulatory organizations, particularly FINRA. Statutes, rules, and related interpretations can change rapidly, and the cost of remaining compliant with applicable regulations is costly. The SEC and FINRA have comprehensive examination and monitoring practices, which have resulted in previous regulatory actions against Wilson-Davis and certain of its personnel. Wilson-Davis is subject to periodic examinations from the SEC and FINRA. Any finding of violation of any applicable regulation may result in formal administrative or judicial proceedings that subject Wilson-Davis to costly settlement agreements, censure, fines, civil penalties, cease-and-desist orders, termination or suspension of broker-dealer activities, and suspension or disqualification of supervised persons.

Wilson-Davis and its supervised persons have been previously subject to various sanctions. The imposition of compliance sanctions may have a material adverse effect on Wilson-Davis’ operating results and financial condition, including the expulsion of the firm from the industry. Wilson-Davis expends significant time and financial resources to address compliance concerns of regulators, communicate with regulators, contest preliminary examination conclusions with which Wilson-Davis disagrees, and defend against regulatory action.

The misconduct of Wilson-Davis’ employees could expose the firm to significant legal liability and reputational harm.

Wilson-Davis employees may violate Wilson-Davis’ written supervisory procedures or engage in other unlawful activities, which could expose Wilson-Davis to regulatory action, sanctions or damage to its reputation. Improper activity by employees may expose Wilson-Davis to regulatory action for failing to supervise its employees. Wilson-Davis’ compliance measures to detect and prevent employee misconduct may not be effective or deemed adequate by regulatory authorities.

If the Pacsquare Assets are not successfully implemented or integrated into the Company’s business, or do not perform adequately, this could adversely affect the Company’s business, financial condition and results of operations, and could damage its reputation.

Although AtlasClear expects that the AtlasClear Platform, source code and other technology assets it acquired, or will acquire, from Pacsquare would be properly implemented and integrated into the Company’s systems, we cannot assure you that a successful implementation or integration would occur, or that the AtlasClear Platform, source code, software and other technology assets would perform adequately due to among other things, errors, viruses and defects. Prior to its implementation, AtlasClear expects that all software will be fully tested and representatives from FINRA would be provided demonstrations before they are put into production. Nevertheless, the inability to easily integrate with the Company’s system, or any defects in or nonperformance of Pacsquare’s software could result in increased costs, customer loss and customer dissatisfaction, and could negatively impact the Company’s ability to accomplish its business goals, which could adversely affect its business, financial condition and results of operations, and could damage the Company’s reputation.

AtlasClear Holdings relies on the third-party services of Pacsquare which may expose it to additional risks and could have an adverse impact on its business.

AtlasClear Holdings relies on the third-party services of Pacsquare to customize and integrate the AtlasClear Platform, source code and technology assets and to maintain the software it provides along with industry updates as needed. If Pacsquare fails to perform these services properly, this could have an adverse impact on the Company’s business. Any errors or defects in the software incorporated into the Company’s service offerings, may result in a delay or loss of revenue, diversion of resources, damage to the Company’s reputation, the loss of the affected customer, loss of future business, increased service costs or potential litigation claims against the Company.

Risks Relating to the Proposed Acquisition of Commercial Bancorp

The proposed acquisition of Commercial Bancorp (the “CB Merger”) may not be completed on the terms or timeline currently contemplated, or at all, as the parties may be unable to satisfy the conditions or obtain the approvals required to complete the CB Merger.

Completion of the CB Merger is subject to certain customary conditions, including, among other things, (i) approval by the stockholders of Commercial Bancorp, Commercial Bancorp’s wholly-owned subsidiary Farmers State Bank (“FSB”), AtlasClear and the Company, (ii) receipt of certain regulatory approvals, and (iii) the prior completion of the Business Combination. We cannot assure you that these conditions will be fulfilled or that the CB Merger will be completed on the terms or timeline currently contemplated, or at all. The Federal Reserve and the Wyoming Division of Banking may not approve the CB Merger, may impose conditions to the approval of the CB Merger or require changes to the terms of the CB Merger. Any such conditions or changes could have the effect of delaying completion of the CB Merger, imposing costs on AtlasClear and the Company or limiting the Company’s revenues following the CB Merger or otherwise reducing the anticipated benefits of the CB Merger. In addition, AtlasClear and Commercial Bancorp can mutually agree at any time prior to the effective time of the CB Merger to terminate the Bank Acquisition Agreement, even after the approval by Commercial Bancorp’s shareholders of the CB Merger. AtlasClear and Commercial Bancorp may also terminate the Bank Acquisition Agreement in the event of breach of the agreement as specified in the Bank Acquisition Agreement.

Failure to complete the CB Merger may hinder the Company from achieving its anticipated business goals, and negatively impact the Company’s share price and its business, prospects, financial condition and results of operations.

Through the acquisition of Wilson-Davis and the proposed acquisition of Commercial Bancorp, a federal reserve member, the Company expects to acquire the capabilities to provide specialized clearing and banking services to financial services firms, with an emphasis on global markets currently underserviced by larger vendors. If the Company is able to complete the CB Merger, once properly integrated, anticipated synergies between Commercial Bancorp and Wilson-Davis are expected to allow for lower cost of capital, higher net interest margins, expanded product development and greater credit extension. Management considered the importance of the CB Merger to the overall success of the combined company and determined that such acquisition is not critical. While AtlasClear needs an institution that can carry funds greater than FDIC insurance limits, this can be any FDIC institution that can hold funds of the qualified accounts (profit sharing and IRA). Furthermore, AtlasClear does not believe that the income that Commercial Bancorp is expected to contribute to the combined company will be material. Although AtlasClear believes that Commercial Bancorp can be replaced with a substantially similar alternative acquisition, if needed, this would require the Company to expend additional time and resources to identify and consummate such similar alternative acquisition. In addition, it is possible that AtlasClear will not be able to successfully acquire an alternative FDIC institution for any number of reasons, including the factors that create substantial uncertainty regarding the ability to complete the CB Merger. For example, assuming AtlasClear is able to identify a suitable alternative acquisition candidate that is willing to sell to AtlasClear on terms that the parties agree upon, such transaction may not receive required regulatory approval or other closing conditions may not be satisfied. For example, the Federal Reserve and/or any applicable state banking regulatory authority may not approve any such proposed alternative acquisition, may impose conditions to the approval of such alternative acquisition or require changes to the terms of the proposed transaction. Any such conditions or changes could have the effect of delaying completion of the transaction, imposing costs on AtlasClear and the Company or limiting the Company’s revenues following the transaction or otherwise reducing the anticipated benefits of the transaction. If the CB Merger or an alternative acquisition is not consummated, without a Federal Reserve member bank as part of its future business, the Company may not be able to realize these anticipated business goals in the anticipated timeframe, or at all. In particular, the Company may not be able to attract as many, or the pedigree of, customers it anticipates without an FDIC institution. Without an FDIC institution, the Company may face greater risk of trade fails and inferior real-time cash management, and may not be able to maximize net interest margins or sweep deposits to an institution owned by the Company. In addition, if the CB Merger is not completed, the price of our Common Stock may decline to the extent that its then current market price reflects a market assumption that the CB Merger will be completed or it may decline due to a market perception that the CB Merger was not completed due to an adverse change in the Company’s business. Furthermore, the Company may experience negative reactions from its stockholders, customers and/or other persons with whom it has a business relationship. In addition, some costs related to the CB Merger, such as legal, accounting and financial advisory fees, must be paid by AtlasClear, and, following the Business Combination, the Company, even if the CB Merger is not completed. Furthermore, AtlasClear has expended, and the Company’s management will have expended, valuable time and resources to matters relating to the CB Merger that could otherwise have been devoted to other beneficial activities for the Company. As a result of all the foregoing, failure to complete the CB Merger may negatively impact the Company and its business, prospects, financial condition and results of operations.

Risks Related to Our Operations as a New Public Company

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent board members.

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company and in this report, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.

We may have increasing difficulty attracting and retaining qualified outside independent board members.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them in connection with their positions with publicly held companies. Outside directors are becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors’ and officers’ liability insurance is expensive and difficult to obtain. The SEC and NYSE have also imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our Board.

Stock trading volatility could impact our ability to recruit and retain employees.

Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. Employees may be more likely to leave us if the shares they own or the shares underlying their vested equity have not significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our Common Stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, operating results, and financial condition could be adversely affected.

Some members of our management team have no prior experience managing a public company.

Some members of our senior management team do not have any experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company, which will subject us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts, investors and regulators. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

We are an Emerging Growth Company, making comparisons to non-Emerging Growth companies difficult or impossible.

We are an Emerging Growth Company (“EGC”) as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have taken and expect to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, registrations statements and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. This exemption may make comparison of our financial statements with other public companies that are neither EGCs nor EGCs that have opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures.

As a public company trading on the NYSE, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business accounting, auditing and regulatory requirements and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company, and we are still early in the process of generating a mature system of internal controls and integration across business systems. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements, harm our operating results, and subject us to litigation and claims arising from material weaknesses in our internal controls and any resulting consequences, including restatements of our financial statements. See “Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.”

Matters impacting our internal controls may cause us to be unable to report our financial information in an accurate manner or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NYSE rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our Common Stock.

Quantum has identified material weaknesses in its internal control over financial reporting. If Quantum is unable to develop and maintain an effective system of internal control over financial reporting, Quantum may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in Quantum and materially and adversely affect Quantum’s business and operating results.

In connection with the restatement described in Quantum’s Form 10-K/A for the year ended on December 31, 2021, Quantum’s management reassessed the effectiveness of Quantum’s disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, Quantum’s management determined that its disclosure controls and procedures were not effective as of December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023 due to the material weaknesses with respect to compiling information to prepare Quantum’s financial statements in accordance with U.S. GAAP. The material weaknesses are due to the previously omitted subsequent event disclosure of an advance from Quantum Ventures LLC (“Quantum Ventures” or the “Sponsor”), the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on Quantum’s going concern assessment and the impact of the Business Combination Agreement as it relates to the classification of Quantum’s complex accounting instruments, as well as the related determination of the fair value of the PIPE derivative liability, accumulated deficit, net loss and related financial disclosures.

Previously, in connection with Quantum’s IPO, Quantum accounted for a portion of the proceeds received from the offering as stockholders’ equity. Following the SEC’s guidance on this issue, management identified errors in its historical financial statements and performed a quantitative assessment under SEC Staff Accounting Bulletin No. 99, “Materiality.” Based on this assessment, after consultation with Quantum’s independent registered public accounting firm, Quantum’s management and audit committee concluded that a restatement of Quantum’s financial statements for periods prior to September 30, 2021 was required to reclassify such amounts as common stock subject to possible redemption and that a material weakness in Quantum’s internal controls over financial reporting exists as a result of the identified errors that led to such restatement.

In addition, in connection with the restatement of Quantum’s financial statements as of and for the three months ended March 31, 2021, management and Quantum’s audit committee concluded that a material weakness also exists as it relates to the accounting for the Public Warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. Effective internal controls are necessary for Quantum to provide reliable financial reports and prevent fraud. Quantum continues to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If Quantum identifies any new material weaknesses in the future, any such newly identified material weakness could limit Quantum’s ability to prevent or detect a misstatement of Quantum’s accounts or disclosures that could result in a material misstatement of Quantum’s annual or interim financial statements. In such case, Quantum may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in Quantum’s financial reporting and Quantum’s stock price may decline as a result. Quantum cannot assure you that the measures Quantum has taken to date, or any measures Quantum may take in the future, will be sufficient to avoid potential future material weaknesses.

As a public company, we have incurred and expect to continue to incur increased expenses associated with the costs of being a public company.

We have and expect to continue to face a significant increase in insurance, legal, auditing, accounting, administrative and other costs and expenses as a public company that we did not currently incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 of that Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”), the SEC and the NYSE, impose additional reporting and other obligations on public companies. Compliance with public company requirements have and will continue to increase our costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that we have not done previously. For example, we recently created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our independent registered accounting firm identifies a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs to remediate those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Being a public company has and may in the future make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance. We may ultimately be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage in the future. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

The additional reporting and other obligations imposed by various rules and regulations applicable to public companies has and is expected to continue to increase legal and financial compliance costs and the costs of related legal, auditing, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our existing indebtedness, and any indebtedness we incur in the future, could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:

●	impairing our ability to generate cash sufficient to pay interest or principal, including periodic principal payments;
●	increasing our vulnerability to general adverse economic and industry conditions;
●	requiring the dedication of a portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures, dividends to stockholders or to pursue future business opportunities;
●	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and
●	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

Any of the foregoing factors could have negative consequences on our financial condition and results of operations.

Limited insurance coverage and availability may prevent us from obtaining insurance to cover all risks of loss.

We have insured certain products and launches to the extent that insurance was available at acceptable premiums. This insurance will not protect us against all losses due to specified exclusions, deductibles and material change limitations.

We have obtained and maintain insurance for director and officers, cybersecurity, business owner, commercial general liability and workers’ compensation, based on a variety of factors, including the availability of insurance in the market, the cost of available insurance and the redundancy of our operating entities. Higher premiums on insurance policies will increase our costs and consequently reduce our operating income by the amount of such increased premiums. If the terms of these insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all. Even as obtained, our insurance will not cover any loss in revenue incurred as a result of a partial or total loss.

Moreover, our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. In addition, passenger insurance may not be accepted or may be prohibitive to procure. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, or a claim in excess of the insurance coverage limits maintained by us, could harm our business, financial condition and results of operations.

Our amended and restated certificate of incorporation (the “Charter”) contains anti-takeover provisions that could adversely affect the rights of our stockholders.

Our Charter contains provisions to limit the ability of others to acquire control of the Company or cause it to engage in change-of-control transactions, including, among other things:

●	provisions that authorize its board of directors, without action by its stockholders, to issue additional shares of Common Stock and preferred stock with preferential rights determined by its board of directors; and
●	provisions that permit only a majority of its board of directors, the chairperson of the board of directors or the chief executive officer to call stockholder meetings and therefore do not permit stockholders to call special meetings of the stockholders.

These provisions could have the effect of depriving our stockholders of an opportunity to sell their Common Stock at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transaction.

Our Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Charter requires, to the fullest extent permitted by law, that, unless we consent in writing to the selection of an alternative forum, (a) any derivative action or proceeding brought on behalf of the Company; (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder, employee or agent of the Company to the Company or the Company’s stockholders; (c) any action asserting a claim against the Company arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our Charter or the bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; (d) any action to interpret, apply, enforce or determine the validity of the Charter or the bylaws. Subject to the preceding sentence, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, such forum selection provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the Charter will provide that the federal district courts of the United States of America will have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the forum provisions in our Charter.

Risks Related to Ownership of Our Common Stock

Future sales of our Common Stock could cause the market price for our Common Stock to decline.

We cannot predict the effect, if any, that market sales of shares of our Common Stock or the availability of shares of our Common Stock for sale will have on the market price of our Common Stock prevailing from time to time. Sales of substantial amounts of shares of our Common Stock in the public market, or the perception that those sales will occur, could cause the market price of our Common Stock to decline or be depressed.

We may issue our securities if we need to raise capital in connection with a capital expenditure, working capital requirement or acquisition. The number of shares of our Common Stock issued in connection with a capital expenditure, working capital requirement or acquisition could constitute a material portion of our then-outstanding shares of Common Stock. Any perceived excess in the supply of our shares in the market could negatively impact our share price and any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Issuances of shares of Common Stock pursuant to the Pacsquare Purchase Agreement, or to settle accrued expenses and obligations, and conversion of any amounts under the Seller Notes, Funicular Note and the Chardan Note, each as defined herein, would result in substantial dilution of our stockholders and may have a negative impact on the market price of our Common Stock.

In connection with the Closing, AtlasClear Holdings entered into the Funicular Purchase Agreement, the Pacsquare Purchase Agreement, the Chardan Note, amendments to the Broker-Dealer Acquisition Agreement and other notes to settle accrued expenses and obligations. As of the date of this filing, Pacsquare has received an aggregate of 336,000 shares of Common Stock, and we expect to issue additional shares in the future, pursuant to the Pacsquare Purchase Agreement. The notes, including the Convertible Notes are convertible into shares of our Common Stock, at various conversion prices (which may be reduced under certain circumstances). The issuance of any of these shares will dilute our other equity holders, which could cause the price of our Common Stock to decline. Interest on the Chardan Note in the aggregate principal amount of $4,150,000 may, at the election of AtlasClear Holdings, be either paid in cash or, subject to the satisfaction of certain conditions, in shares of Common Stock, at a rate equal to 85% of the VWAP for the trading day immediately prior to the applicable interest payment date. The Chardan Note is convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at a conversion price equal to 90% of the VWAP of the Common Stock for the trading day immediately preceding the applicable conversion date. The Funicular Note is convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at an initial conversion price of $10.00 per share (the “Conversion Price”). The Conversion Price is subject to adjustment monthly to a price equal to the trailing five-day VWAP, subject to a floor of $2.00 per share (provided that if the Company sells stock at an effective price below $2.00 per share, such floor would be reduced to such effective price). The Short-Term Notes (as defined below) accrue interest at a rate of 9% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day volume weighted average price of the Common Stock (“VWAP”) prior to payment (or, at the Company’s option, cash), and are convertible at the option of the holder at any time during the continuance of an event of default, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion. The Long-Term Notes (as defined below) accrue interest at a rate of 13% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, in cash), and are convertible at the option of the holder at any time commencing six months after the Closing Date, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion (or 85% if an event of default occurs and is continuing.  Under the terms of the Pacsquare Purchase Agreement $850,000 of the purchase price is payable in shares of common stock at a price of $6.00 per share, and $950,000 is payable in shares of common stock in four equal monthly installments.

The shares of Common Stock issuable pursuant to the Pacsquare Purchase Agreement and the conversion of any amounts under the notes, including the Funicular Note, the Seller Notes and the Chardan Note, to the extent exercised, converted and issued, would impose significant dilution on our stockholders. Also in connection with the Closing, AtlasClear Holdings agreed to settle certain accrued expenses and other obligations to certain parties through the issuance of an aggregate of 2,201,010 shares of Common Stock and intends to, in the future, issue additional shares of Common Stock, to settle other accrued expenses and obligations. All of the foregoing issuances would result in substantial dilution of our stockholders and may have a negative impact on the market price of our Common Stock.

Our issuance of additional capital stock in connection with future financings, acquisitions, investments, the AtlasClear 2024 Equity Incentive Plan (the “Incentive Plan”) or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under the Incentive Plan. We may also raise capital through equity financings in the future. We may acquire or make investments in complementary companies or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Common Stock to decline.

If we are not able to raise sufficient capital to satisfy our payment obligations under the Convertible Notes, or otherwise restructure the Convertible Notes, and payment of principal and accrued and unpaid interest thereon is demanded by the holders thereof, we will be in default, and may not be able to continue as a going concern.

We have not timely satisfied certain payment obligations under the Funicular Note, the Sellers Notes and the Chardan Note. In the event we are not able to raise sufficient capital to pay such notes, or otherwise restructure the same, and payment of principal and accrued interest thereon is demanded by the holders thereof, we will be in default, and may not be able to continue as a going concern. Although none of the holders of such promissory notes have elected to pursue remedies against us, we cannot assure you that they will not do so in the future. The institution of collection actions cuould have a material adverse effect on our business and could force us to seek relief through insolvency or other proceedings. The Long-Term Notes accrue interest at a rate of 13% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, in cash), and are convertible at the option of the holder at any time commencing six months after the Closing Date, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion (or 85% if an event of default occurs and is continuing). On each interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind by increasing the principal amount of the Funicular Note. In the event of an Event of Default (as defined in the Funicular Note), in addition to Funicular’s other rights and remedies, the interest rate would increase to 20% per annum. If the registration statement for the issued shares is not filed within 30 days after the Closing or is not declared effective by the applicable deadline set forth in the Registration Rights Agreement, or under certain other circumstances described in the Registration Rights Agreement, then the Company shall be obligated to pay to the Furnicular an amount in cash equal to 5% of the original principal amount of the Note on a monthly basis until the applicable event giving rise to such payments is cured. The Chardan Note is subject to a demand for immediate repayment in cash upon the occurrence of certain events of default specified therein. In addition, if the registration statement for the issued shares is not filed within 45 days after the Closing or is not effective within a specified period after the Closing (or if effectiveness is subsequently suspended or terminated for at least 15 days, subject to certain exceptions), then the interest rate of the Chardan Note will increase by 2% for each week that such event continues.  The Company is not currently in compliance with the foregoing registration obligations, which have resulted in increased interest rates under the terms of the applicable Convertible Notes.

We cannot assure you that we will continue to be able to comply with the continued listing standards of the NYSE American.

Our continued eligibility to maintain the listing of our Common Stock on the NYSE American depends on a number of factors, including the price of our Common Stock and the number of persons that hold our Common Stock. If the NYSE American delists our securities from trading on its exchange for failure to meet its listing standards, and we are not able to list such securities on another national securities exchange, then our Common Stock could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that the Common Stock is a “penny stock,” which will require brokers trading the Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of Common Stock;
●	a limited amount of news and analyst coverage; and

●	a decreased ability for us to issue additional securities or obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, markets, revenue streams, and competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us adversely change their recommendation regarding our shares of Common Stock, or provide relatively more favorable recommendations with respect to competitors, the price of our shares of Common Stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in the Stockholders’ Agreement and future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.

Because there are no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Common Stock at a price greater than what you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as the Board may deem relevant. As a result, you may not receive any return on an investment in the Common Stock unless you sell your Common Stock for a price greater than that which you paid for it.

Our Warrants may have an adverse effect on the market price of our Common Stock.

In connection with the Business Combination, 10,062,500 public warrants (the “Public Warrants”) and 5,562,500 private placement warrants (the “Private Warrants” and collectively, the “Warrants”) became exercisable to purchase our Common Stock, each exercisable to purchase one share of our Common Stock at $11.50 per share. Such Warrants, when and if exercised, will increase the number of issued and outstanding shares of Common Stock and may reduce the value of the Common Stock.

The exercise of Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Stock and the spread between the exercise price of the Warrant and the price of our Common Stock at the time of exercise. For example, to the extent that the price of our Common Stock exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their warrants. If the price of our Common Stock is less than $11.50 per share, we believe it is much less likely that such holders will exercise their warrants. On April 12, 2024, the closing price of the Common Stock as reported by the NYSE American was $1.43 per share, which price was less than the $11.50 per share exercise price of the Private Warrants. We cannot assure you that our Warrants will be in the money after the date of this report and prior to their expiration. Quantum Ventures and its distributees have the option to exercise the Private Warrants on a cashless basis. Holders of public warrants may generally only exercise such warrants for cash, subject to very limited exceptions in certain circumstances as provided for in the Warrant Agreement relating to the warrants.

Our warrants are accounted for as a warrant liability and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock.

In accordance with ASC 815, Derivatives and Hedging (“ASC 815”), the Company’s warrants are classified as derivative liabilities and measured at fair value on its balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Future sales, or the perception of future sales, by us or our stockholders in the public market following could cause the market price for the Common Stock to decline.

The sale of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for the us to sell equity securities in the future at a time and at a price that it deems appropriate.

As of the date of this report we have a total of 11,781,759 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan or any Earnout Shares that may be issued in the future, and (iii) assuming no exercise of the outstanding Warrants. All shares currently held by Public Stockholders and all of the shares issued in the Business Combination to former AtlasClear’s stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including our directors, executive officers and other affiliates.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of the Common Stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of the Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act, as modified by the JOBS Act. We may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find securities issued by us less attractive because we elect to rely on these exemptions. If some investors find those securities less attractive as a result of its reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the closing of Quantum’s initial public offering (“IPO”), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Prior to the consummation of our Business Combination on February 9, 2024, we had no business operations and Quantum was a special purpose acquisition company with no business operations. Since Quantum’s IPO, its sole business activity has been identifying and evaluating acquisition transaction candidates. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management oversees the assessment and management of cybersecurity threats. In the event of any reportable cybersecurity incident, our management shall promptly notify our board of directors, including determining the necessary actions such as disclosure, mitigation, or other appropriate responses. Quantum has not encountered any cybersecurity incidents since its IPO.

Item 2. Properties

The Company maintains its principal executive offices at 4030 Henderson Blvd., Suite 712, Tampa, FL 33629. Our facilities, which are leased, are adequate to meet our current needs though we intend to procure additional space in the future, if and as necessary, as we continue to add employees and expand our business.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that are expected to have a material adverse impact on our financial position, results of operations or cash flows, nor have we been to date since inception.

Wilson-Davis is not a party to any material legal proceedings, and no material legal proceedings have been threatened by Wilson-Davis or, to the best of its knowledge, against it, except that in December 2016, FINRA filed a complaint (FINRA Enforcement Matter No. 20120327318) asserting potential violations of several securities laws and regulations. Wilson-Davis denied the allegations and the hearing was held in November 2017. The FINRA panel issued its decision against Wilson-Davis in February 2018. Wilson-Davis was fined $1,170,000 and ordered to disgorge $51,624 for purported improper short sales. Wilson-Davis was fined an additional $300,000 for its purported failure to supervise and implement adequate AML procedures.

Wilson-Davis filed a timely appeal. All sanctions were stayed while the appeal was pending before the FINRA National Adjudicatory Council (“NAC”). The appeal hearing before the NAC occurred in October 2018. On December 27, 2019, NAC issued a ruling that affirmed Wilson-Davis’ liability but reduced the sanctions imposed. Wilson-Davis was fined $350,000 and ordered to disgorge $51,624 for purported improper short sales. Wilson-Davis was fined an additional $750,000 for its purported failure to supervise and implement adequate AML procedures.

Wilson-Davis timely appealed the ruling to the SEC. All sanctions are stayed while the appeal is pending before the SEC. The SEC has not made a ruling in this matter.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently listed on NYSE American under the symbol “ATCH.” Our Public Warrants trade on the over-the-counter (“OTC”) market under the symbol “ATCHW.”

Holders

As of April 15, 2024, there were 67 holders of record of our Common Stock, and 1 holders of record of our Public Warrants. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

We have not paid any cash dividends on our Common Stock to date. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

In 2023, we did not sell any shares of stock that were not registered under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this section of the Annual Report to “we,” “us” or the “Company” refer to Quantum FinTech Acquisition Corporation, a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited financial statements, including the related notes, appearing elsewhere in this Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

Overview

As of December 31, 2023, Quantum was a blank check company formed under the laws of the State of Delaware on October 1, 2020, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

Recent Developments

Business Combination

On February 9, 2024, we consummated the previously announced transactions contemplated by the Business Combination Agreement, by and among Calculator New Pubco, Inc. (“Calculator”), Quantum, Merger Sub 1, Merger Sub 2, Inc., AtlasClear, Atlas FinTech and Robert McBey. In connection with the consummation of the Business Combination, Calculator changed its name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.” As of December 31, 2023, AtlasClear Holdings was a wholly owned subsidiary of Quantum and had minimal activity since its inception. The discussion below is presenting the consolidated entity of Quantum.

Prior to the Closing, (i) AtlasClear received certain assets from Atlas FinTech and Atlas Financial Technologies Corp., and (ii) AtlasClear completed the acquisition of broker-dealer, Wilson-Davis. At Closing, the Bank Acquisition Agreement, pursuant to which AtlasClear has agreed to acquire Commercial Bancorp, continued to be in full force and effect. At Closing, AtlasClear stockholders received merger consideration in the form of 4,440,000 shares of Common Stock. In addition, the AtlasClear stockholders will receive up to 5,944,444 shares of Common Stock (the “Earn Out Shares”). The Earn Out Shares will be issued to AtlasClear stockholders upon certain milestones (based on the achievement of certain price targets of Common Stock following the Closing). In the event such milestones are not met within the first 18 months following the Closing, the Earn Out Shares will be cancelled. Atlas FinTech will also receive up to $20 million of New Pubco Common Stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for the five years following Closing, with no catch-up between the years.

In connection with the stockholder vote to approve the Business Combination Agreement and the Business Combination, holders of an aggregate of 4,940,885 shares of Common Stock of Quantum properly exercised their right to have their shares redeemed for a full pro rata portion of the Trust Account, which was approximately $10.92 per share, or approximately $53.9 million in the aggregate. The remaining balance of the Trust Account immediately prior to the Closing of approximately $1.2 million was used to partially fund the Business Combination. As a result of such redemptions, a total of 109,499 public shares of Common Stock Quantum remained outstanding at the Closing. After giving effect to the Business Combination, the redemption of the public shares, the separation of the former units of Quantum, the issuance of shares of Common Stock as merger consideration and the issuance of shares of Common Stock pursuant to Expense Settlements (described below), as of the Closing date, there were 11,781,759 shares of Common Stock issued and outstanding.

Non-Redemption Agreement

On August 1, 2023, Quantum and Quantum Ventures entered into a non-redemption agreement (the “Non-Redemption Agreement”) with Funicular Funds, LP (the “Holder”) in exchange for the Holder agreeing either not to request redemption in connection with the Extension (as defined below) or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 2,351,800 shares of Common Stock at the special meeting of stockholders called by the Company to, among other things, approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate an initial business combination to up to February 9, 2024 or such earlier date as is determined by the board of directors of the Company to be in the best interests of the Company (the “Extension”). In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an initial business combination, (i) Quantum Ventures agreed to surrender and forfeit to the Company for no consideration an aggregate of 235,180 shares of Common Stock held by Quantum Ventures (the “Forfeited Shares”) and an aggregate of 235,180 warrants held by Quantum Ventures to purchase 235,180 shares of Common Stock (the “Forfeited Warrants”) and (ii) the Company agreed to issue to the Holder a number shares of Common Stock equal to the number of Forfeited Shares and a number of warrants to purchase shares of Common Stock equal to the number of Forfeited Warrants. As of February 9, 2024, there are no further obligations under the Non-Redemption Agreement and the agreement is terminated.

Amendments to Broker-Dealer Acquisition Agreement

Prior to the Closing, AtlasClear and AltasClear Holdings entered into two amendments to the Broker-Dealer Acquisition Agreement with Wilson-Davis and the then-owners of Wilson-Davis (the “Wilson-Davis Sellers”), Amendment No. 8 dated January 9, 2024 (“Amendment No. 8”) and Amendment No. 9 dated February 7, 2024 (“Amendment No. 9” and, together with Amendment No. 8, the “Amendments”). Among other things, the Amendments reduced the total purchase price payable under the Broker- Dealer Acquisition Agreement by $5 million and reduced the cash payable at the Wilson-Davis Closing as part of the purchase price to $8 million, with the balance of the purchase price paid in the form of convertible promissory notes issued by AtlasClear to the Wilson-Davis Sellers, as follows: (i) $5,000,000 in aggregate principal amount of notes due 90 days after the Closing Date (the “Short-Term Notes”) and (ii) $7,971,000 in aggregate principal amount of notes due 24 months after the Closing Date (the “Long-Term Notes” and, together with the Short-Term Notes, the “Seller Notes”). The Short-Term Notes accrue interest at a rate of 9% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, cash), and are convertible at the option of the holder at any time during the continuance of an event of default, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion. The Long-Term Notes accrue interest at a rate of 13% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, in cash), and are convertible at the option of the holder at any time commencing six months after the Closing Date, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion (or 85% if an event of default occurs and is continuing). The first quarterly interest payments on the Seller Notes were paid on April 15, 2024 in the form of an aggregate of 145,210 shares of Common Stock.

For more information about the Amendments to Broker-Dealer Acquisition Agreement, see Note 11 (Subsequent Events).

Convertible Note Financing

On February 9, 2024, AtlasClear Holdings and Quantum entered into a securities purchase agreement (the “Funicular Purchase Agreement”) with Funicular, pursuant to which AtlasClear Holdings sold and issued to Funicular, on that date, a secured convertible promissory note in the principal amount of $6,000,000 for a purchase price of $6,000,000, in a private placement (the “Note Financing”). The proceeds raised in the Note Financing were used to pay a portion of the purchase price paid at Closing to the Wilson-Davis sellers. The Funicular Note has a stated maturity date of November 9, 2025. Interest accrues at a rate per annum equal to 12.5%, and is payable semi-annually on each June 30 and December 31. On each interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind by increasing the principal amount of the Funicular Note. In the event of an Event of Default (as defined in the Funicular Note), in addition to Funicular’s other rights and remedies, the interest rate would increase to 20% per annum. The Funicular Note is convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at an initial conversion price of $10.00 per share (the “Conversion Price”). The Conversion Price is subject to adjustment monthly to a price equal to the trailing five-day VWAP, subject to a floor of $2.00 per share (provided that if the Company sells stock at an effective price below $2.00 per share, such floor would be reduced to such effective price), and is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. The Company has the right to redeem the Funicular Note upon 30 days’ notice after the earlier of August 7, 2024 and the effectiveness of the Registration Statement (as defined in the Funicular Note), and Funicular would have the right to require the Company to redeem the Note in connection with a Change of Control (as defined in the Note), in each case for a price equal to 101% of the outstanding principal amount of the Note plus accrued and unpaid interest.

For more information about the Note Financing, see Note 11 (Subsequent Events).

Expense Settlements

In connection with the Closing, AtlasClear Holdings and Chardan agreed that the fee, in the amount of $7,043,750, payable by Quantum to Chardan upon the Closing pursuant to the terms of the business combination marketing agreement entered into in connection with Quantum’s IPO, would be waived in exchange for the issuance by AtlasClear Holdings to Chardan of a convertible promissory note in the aggregate principal amount of $4,150,000. The Chardan Note was issued by AtlasClear Holdings at the Closing. The Chardan Note has a stated maturity date of February 9, 2028. Interest accrues at a rate per annum equal to 13%, and is payable quarterly on the first day of each calendar quarter. On each interest payment date, the accrued and unpaid interest shall, at the election of AtlasClear Holdings, be either paid in cash or, subject to the satisfaction of certain conditions, in shares of Common Stock, at a rate equal to 85% of the VWAP for the trading day immediately prior to the applicable interest payment date. The Chardan Note is convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at a conversion price equal to 90% of the VWAP of the Common Stock for the trading day immediately preceding the applicable conversion date. In addition, on each conversion date AtlasClear Holdings is required to pay to Chardan in cash (or, at AtlasClear Holdings’s option and subject to certain conditions, a combination of cash and Common Stock) all accrued interest on the Chardan Note and all interest that would otherwise accrue on the amount of the Note being converted if such converted amount would be held to three years after the applicable conversion date. The first quarterly interest payment due on the Chardan Note has not been paid as of the date of this filing.

Also in connection with the Closing, AtlasClear Holdings agreed to settle certain accrued expenses and other obligations to certain parties through the issuance of shares of Common Stock. Pursuant to such arrangements, on February 9, 2024, AtlasClear Holdings issued an aggregate of 2,201,010 shares of Common Stock in settlement of obligations in the aggregate amount of $5,448,933, including the issuance of 2,000,000 shares of Common Stock to Qvent, LLC, an affiliate of Quantum Ventures, in settlement of an aggregate of $4,633,833 advanced to Quantum through the Closing Date. Additionally, on the Closing Date, AtlasClear Holdings issued notes to settle other expenses of Quantum in the aggregate principal amount of approximately $3.3 million, some of which are convertible into shares of Common Stock.

For more information about the Chardan Note and additional expense settlements, see Note 11 (Subsequent Events).

Results of Operations

We had neither engaged in any operations nor generated any revenues through December 31, 2023. Our only activities through December 31, 2023, were organizational activities, the IPO, which is described below, and subsequent to the IPO, identifying a target company for, and completing, a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of income on marketable securities held in the trust account and change in fair value of derivative liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $794,950, which consists of income earned on marketable securities held in trust account of $3,090,086, net gain on settlement of $829,853, change in fair value of non-redemption agreement liability of $439,787 and interest income from bank of $22,195, partially offset by change in fair value of warrant liability of $123,062, operating costs of $2,737,871 and provision for income taxes of $726,038.

For the year ended December 31, 2022, we had a net income of $11,045,567, which consists of income earned on marketable securities held in trust account of $3,087,315, change in fair value of PIPE derivative liability of $4,566,000 and change in fair value of warrant liability of $6,953,336, partially offset by operating costs of $3,024,231 and provision for income taxes of $536,853.

Liquidity and Capital Resources

On February 9, 2021, we consummated our IPO of 17,500,000 units, each unit consisting of one share of Common Stock, par value $0.0001 per share, and one warrant to purchase one-half of one share of Common Stock at an exercise price of $11.50, at $10.00 per unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 5,562,500 Private Warrants at a price of $1.00 per Private Warrant in a private placement to Quantum Ventures and Chardan Quantum LLC (the “Co-Sponsors”), generating gross proceeds of $5,562,500.

On February 12, 2021, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 2,625,000 units at a price of $10.00 per unit, generating total gross proceeds of $26,250,000. In addition, we consummated the sale of an additional 590,625 Private Warrants at $1.00 per Private Warrant, generating gross proceeds of $590,625.

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Warrants, a total of $201,250,000 was placed in the trust account. We incurred $5,017,526 in IPO related costs, including $4,528,125 of underwriting fees and $489,401 of other costs.

For the year ended December 31, 2023, net cash used in operating activities was $1,819,835. Net income of $794,950 was affected by income earned on marketable securities held in the trust account of $3,090,086, change in fair value of warrant liability of $123,062, and change in fair value of non-redemption agreement liability of $439,787. Changes in operating assets and liabilities provided $791,193 of cash for operating activities, primarily due to an increase in accounts payable and accrued expenses.

For the year ended December 31, 2022, net cash used in operating activities was $1,084,259. Net income of $11,045,567 was affected by income earned on marketable securities held in the trust account of $3,087,315, change in fair value of PIPE derivative liability of $4,566,000 and the change in fair value of warrant liability of $6,953,336. Changes in operating assets and liabilities provided $2,476,825 of cash for operating activities, primarily due to an increase in accounts payable and accrued expenses.

As of December 31, 2023, we had marketable securities of $54,799,478 (including $2,445,638 of income, net of amounts withdrawn to pay taxes) held in the trust account, invested in U.S. government treasury bills, notes or bonds having a maturity of 185 days or less and/or (ii) in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by us. Investment income on the balance in the trust account may be used by us to pay taxes, and dissolution expenses up to $100,000. During the year ended December 31, 2023, we withdrew an amount of $1,374,898 in income earned from the Trust Account.

As of December 31, 2023, we had cash of $619,554 in our operating bank accounts ($619,554 of which is required to be used to pay taxes, as described below), $54,799,478 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $11,386,299. As of December 31, 2023, $2,445,638 of the amount on deposit in the Trust Account represented income on marketable securities which is available to the Company to pay franchise and income taxes.

In October 2021, Quantum Ventures committed to provide us up to $2,000,000 in working capital loans. In February 2022, Quantum Ventures committed to provide us up to an additional $1,000,000 for a total of $3,000,000 in working capital loans (the “Working Capital Loans”). Refer to Note 5 of our financial statements. On March 14, 2022, we issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is past due and will be settled upon consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into Private Warrants. As of December 31, 2023, a principal balance of $480,000 has been advanced. The promissory note was past due as of December 31, 2023 and on February 9, 2024, during the Closing of the

Business Combination, the unsecured promissory note was settled (see Note 10.) Refer to Note 5 of our financial statements.  As of December 31, 2023, a principal balance of $480,000 had been advanced to Quantum.

Through the date of this filing, the Co-Sponsors have advanced an aggregate total of $3,116,097 to Quantum.

In connection with Quantum’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity of Quantum raises substantial doubt about its ability to continue as a going concern through the twelve months following the issuance of the financial statements. If Quantum is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. Quantum cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay Quantum Ventures a monthly fee of $10,000 for office space, utilities and secretarial support. We began incurring these fees on February 4, 2021. We cancelled this agreement effective May 9, 2023.

We engaged Chardan as an advisor in connection with a business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We agreed to pay Chardan a marketing fee for such services upon the consummation of our initial business combination in an amount equal to, 7,043,750, or 3.5% of the gross proceeds of the initial public offering, including the proceeds from the full exercise of the over-allotment option. On February 9, 2024, upon the Closing of the Business Combination, the $7,043,750 fee was waived in exchange for the issuance by AtlasClear Holdings to Chardan of the Chardan Note, as discussed above.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Derivative Liabilities

We account for derivative instruments as either equity-classified or liability-classified instruments based on an assessment of the derivative instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the derivative instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the derivative instruments meet all of the requirements for equity classification under ASC 815, including whether the derivative instruments are indexed to our own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance and as of each subsequent quarterly period end date while the warrants and the PIPE derivatives are outstanding. We have concluded that the public warrants should be classified as equity instruments, and the PIPE derivatives and the Private Warrants should be classified as liability instruments.

For issued or modified derivatives that meet all of the criteria for equity classification, the derivatives are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified derivatives that do not meet all the criteria for equity classification, the derivatives are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivatives are recognized as a non-cash gain or loss on the statements of operations.

Common Stock Subject to Possible Redemption

We account for our Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Common Stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all shares of Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our consolidated balance sheets.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Common Stock is excluded from income per common share as the redemption value approximates fair value.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required pursuant to this item are included in Part IV, Item 15 of this Annual Report on Form 10-K, beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the control deficiencies in the internal control over financial reporting related to the Quantum’s accounting for complex financial instruments and as described below.

Our management determined that our disclosure controls and procedures were not effective as of December 31, 2023 due to the Quantum’s control deficiencies previously reported with respect to compiling information to prepare our interim and annual financial statements in accordance with U.S. GAAP. The control deficiencies were due to the previously omitted subsequent event disclosure in the Form 10-K previously filed by Quantum with the SEC on March 10, 2022, an advance from Quantum Ventures, the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on our going concern assessment and the impact of the Merger Agreement as it relates to the classification of our complex financial instruments, as well as the related determination of the fair value of the PIPE derivative liability, accumulated deficit, net loss and related financial disclosures.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards and to improve our internal control over financial reporting. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Pursuant to the transactions contemplated by a letter of intent disclosed in the Business Combination Agreement, on February 16, 2024, AtlasClear and Pacsquare entered into a Source Code Purchase and Master Services Agreement, pursuant to which AtlasClear purchased a proprietary trading platform with clearing and settlement capabilities that will be developed by Pacsquare, including certain software and source code. Pursuant to the Pacsquare Purchase Agreement, Pacsquare will develop, implement and launch the AtlasClear Platform and provide maintenance and support services as described in the agreement. The Pacsquare Purchase Agreement provides that Pacsquare will develop and deliver to AtlasClear the Level 1 equities trading platform upon the closing of the transaction, and that it will develop and deliver all modules of the clearing platform within 12 months of signing the Pacsquare Purchase Agreement. AtlasClear owns all the intellectual property relating to the AtlasClear Platform, including the software and source code.  The Pacsquare Purchase Agreement also granted AtlasClear a right of first refusal to any products or services that relate to trading, settlement, clearance or any other business of AtlasClear that Pacsquare proposes to offer to other persons. The purchase price for the assets was $4.8 million as follows: (i) $1.9 million, consisting of (A) $100,000 payable in a cash upon delivery of the source code and execution of the Pacsquare Purchase Agreement; (B) $850,000 payable in shares of Common Stock at a price of $6.00 per share; and (C) $950,000 to be paid in four monthly installments of $237,500, payable in cash or shares of Common Stock at the price per share on the day of issuance provided the On-line Account Application and Level one Trading Platform have been delivered, and final payment for this part of the software is dependent on connectivity to FIS at the sole discretion of AtlasClear and (ii) $2.9 million to be paid ratably on a module-by-module basis upon delivery and acceptance of each of the AtlasClear Clearing Platform modules. AtlasClear has sole discretion to determine whether any of the foregoing payments will be made in cash or shares of Common Stock and all payments are dependent on acceptance of the modules by AtlasClear, at its sole discretion.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

Not applicable.

PART III - OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance

Management and Board of Directors

The board of directors of AtlasClear Holdings (the “Board”) is comprised of the seven directors listed below. Each director will hold office until his or her term expires at the next annual meeting of stockholders in the year following the year of such director’s election or until his or her death, resignation, removal or the earlier termination of his or her term of office.

Name	Age	Position(s)
Directors
Robert McBey	59	Chairman and Chief Executive Officer
Craig Ridenhour	52	Chief Business Development Officer and Director
John Schaible	53	Chief Strategy Officer and Director
Steven J. Carlson	64	Director
Thomas J. Hammond	66	Director
Sandip I. Patel	57	Director
James Tabacchi	69	Director
Executive Officers
Robert McBey	59	Chairman and Chief Executive Officer
Richard Barber	75	Chief Financial Officer
John Schaible	53	Chief Strategy Officer and Director Nominee
Craig Ridenhour	52	Chief Business Development Officer and Director
Ilya Bogdanov	56	Chief Technology Officer

Robert G. McBey, 59, has served as our Chairman and Chief Executive Officer since February 2023. Mr. McBey has worked in the securities industry since 1986 and has served as the President and Chief Executive Officer of Wilson-Davis since 2021. Before becoming President of our subsidiary, Wilson-Davis, he served as Wilson-Davis’ Chief Administrative Officer beginning in 2018. Since August 2022, he has also served as Chairman and Chief Executive Officer of our subsidiary, AtlasClear. He was the co-founder and Managing Director of Business Development for Potamus Trading LLC, a Massachusetts broker-dealer specializing in algorithmic trading and dealer services from 2012 to 2017. Earlier, from 2010 to 2012, he served as the Executive Vice President and Head of Clearing Services for Penson Financial Services, a global execution and clearing firm with over $10.0 billion in assets. From 2008 to 2010, Mr. McBey served as the interim CEO of Penson’s Canadian and United Kingdom subsidiaries. From 2002 to 2008, he served as the Chief Operating Officer and Director of Securities Lending for Southwest Securities, Inc., where he previously served as the Senior Vice President, Compliance Officer, and Director of Internal Audit from 1998 to 2000. From 1997 to 1998, Mr. McBey served as the Senior Vice President, Senior Registered Option Principal, and Branch Manager of Principal Financial Securities, Inc. From 1992 to 1997, he served as the Vice President and Manager of Audit and Compliance for Sutro & Company Inc. From 1986 to 1992, he served as an Internal Auditor for Prudential-Bache Securities, Inc. Mr. McBey is graduate of York University in Toronto, Ontario.

Craig Ridenhour, 52, has served as our Chief Business Development Officer and a member of our board since February 2023. Mr. Ridenhour has served as co-founder and Executive Vice President of Business Development for Atlas FinTech, a position that he has held since 2016. Since August 2022, he has also served as Chief Business Development Officer and a director of our subsidiary, AtlasClear. He sits on the board of directors of Atlas FinTech. Mr. Ridenhour is co-founder of AtlasBanc Holdings and EVP of Business Development, a position he has held since 2012.

Mr. Ridenhour has been a licensed representative of Buckman, Buckman & Reid, Inc., a registered broker-dealer, since 2017. Mr. Ridenhour was the Managing Director of Wealth Management for Anderen Capital, a subsidiary of Anderen Financial, a FDIC-chartered financial institution and bank holding company regulated by the Federal Reserve Board, respectively, from 2008 until the acquisition of Anderen by First United Bank in 2012. Mr. Ridenhour has been securities licensed with FINRA since 1994 and held various positions throughout his career including acting in executive and principal capacities within brokerage firms. Mr. Ridenhour is a graduate of the University of Florida.

Steven J. Carlson, 64, has served as a member of our board since February 2024. He previously served as a member of the Quantum Board from February 2021 to February 2023. From October 2022 to February 2023, Mr. Carlson served as President, Secretary and a director of AtlasClear Holdings. Since 2016, Mr. Carlson has served as Co-Chairman of Magellan Global, a financial services holding company which owns Marco Polo Securities, Inc., for which he serves as Chairman, Pi Capital International LLC, for which he serves as Managing Partner, and several other early stage firms. Pi Capital, a global advisory firm headquartered in New York City, provides capital raising, M&A advisory and general corporate advisory services to firms in the financial institutions, renewable power generation, and real estate sectors around the globe. Securities are offered through an affiliate, Marco Polo Securities, Inc. Marco Polo Securities is a distribution platform enabling foreign financial services firms to market their products in the United States and other select jurisdictions worldwide. Before founding Pi Capital, Mr. Carlson was President and Head of Investment Banking at INTL FCStone Financial Inc. from 2010 to 2016. Prior to that, Mr. Carlson was the founder, Chairman and Chief Executive Officer of the Provident Group, a boutique investment banking firm providing capital raising, M&A and other corporate finance advisory services to firms globally. Provident Group was acquired by INTL in 2010. Prior to forming Provident in 1999, Mr. Carlson was a Managing Director at Lehman Brothers holding various senior positions at the firm. Mr. Carlson began his career at Fannie Mae. Mr. Carlson graduated with a BA in Economics from the University of Maryland and a Master’s Degree in Public Policy from the Kennedy School of Government at Harvard University.

Thomas J. Hammond, 66, has served as a member of our board since February 2024. Previously, he served as a member of the Quantum Board from February 2021 to February 2024. Mr. Hammond was the President of ICE Clear U.S., a wholly owned clearing house of Intercontinental Exchange, Inc. (NYSE: ICE) from 2007 until his retirement in 2017. In that role, Mr. Hammond oversaw all technology, operations and financial functions at the clearing house. Prior to joining ICE, Mr. Hammond was Managing Director, Trading Operations at the Chicago Board of Trade (later the CME Group) where he played a leadership role in the successful transition to the Common Clearing Link. Before joining the CME Group in 2003, for a 17-year period, Mr. Hammond served as Chief Executive Officer, Executive Vice President and Chief Operating Officer of the Board of Trade Clearing Corporation (BOTCC), where he successfully managed the development and implementation of integrated over the counter (OTC) clearing systems. Mr. Hammond currently serves as a board member of Atlas FinTech and, prior to his retirement in 2017, served on the boards of the Financial Services Division and the Chicago Operations Division of the Futures Industry Association, and participated in the Chicago Federal Reserve Bank’s Working Group on Financial Markets. Mr. Hammond earned a Bachelor of Science degree in Business Administration from Lewis University in Romeoville, IL.

Sandip I. Patel, 57, has served as a member of our board since February 2024. Previously, he served as a member of the Quantum Board from October 2020 to February 2024. Mr. Patel has been an attorney and corporate business consultant at Sandip I. Patel, P.A., a law firm founded by Mr. Patel in 2000. Since 2017, Mr. Patel has also served as Chief Legal Counsel of Channel Investments, LLC, a medical device company. Mr. Patel has been involved in the formation, acquisition, development, growth, and liquidity events related to companies in the healthcare, insurance and financial services fields. Mr. Patel currently holds public and private investments in a wide range of industries with a focus on medical devices, biotechnology, healthcare services and related technologies, as well as FinTech and related services. Mr. Patel is also a co-founding stockholder of AtlasBanc Holdings, and was a co-founding stockholder and board member of Anderen Bank. Mr. Patel was the Founder, President and Chief Executive Officer of the Orion group of companies, a full-service real estate development company. Previously, Mr. Patel served as Head of the New Business Development and M&A team to national health insurance companies. Mr. Patel oversaw all legal, regulatory and governmental affairs on behalf of WellCare, while serving as the General Counsel and a partner in the company. Since September 2021, Mr. Patel has served as a director of Monterey Bio Acquisition Corporation, a former special purpose acquisition company (Nasdaq: MTRY). Mr. Patel received his JD degree from the Stetson University College of Law, and a B.B.A in Finance from the University of Georgia.

Richard Barber, 75, has served as our Chief Financial Officer since February 2023. Mr. Barber has been making various personal investments through his company, Renee LLC, since 2017. Mr. Barber started his financial career in Finance at Ernst & Young. Mr. Barber has over 30 years’ experience in the Securities industry working at various institutions. Most notably, Mr. Barber served as the Chief Financial Officer of Bank of America’s brokerage business where he gave advice to the CEO on how to grow revenue and reduce costs. Mr. Barber holds a Bachelor of Arts degree from the University of Notre Dame and a Master of Business Administration from the Columbia School of Business.

John Schaible, 53, has served as our Chief Strategy Officer and a member of our board since February 2024. Previously, he served as Chairman and Chief Executive Officer of Quantum from October 2020 to February 2024. Mr. Schaible is a co-founder of Atlas Bank, a Latin American domiciled bank, and, since 2010, has served as its Vice Chairman. Mr. Schaible has also served as Chief Executive Officer of AtlasBanc Holdings since 2012 and Atlas FinTech since 2016, each affiliates of Atlas Bank. Mr. Schaible also co-founded Anderen Bank and was Chief Operating Officer of Anderen Financial, a FDIC-chartered financial institution and bank holding company regulated by the Federal Reserve Board, respectively, from 2007 until the acquisition of Anderen by First United Bank in 2012, each affiliates of Atlas Bank. Mr. Schaible also founded and served as Chief Executive Officer of NexTrade, which created an electronic communications network (ECN) in 1994 that was sold to Citigroup in 2006. Mr. Schaible has a degree in business management from Colorado State University. Mr. Schaible has also served on the board of Colorado State University’s General Leadership Council and Center for Entrepreneurship.

Ilya Bogdanov, 56, has served as our Chief Technology Officer since February 2024. Mr. Bogdanov is a Senior Vice President of the Atlas Bank, a Latin American domiciled bank, a position he has held since 2019, and has been Vice President of Technology of Atlas FinTech since 2014. Mr. Bogdanov has also served as Chief Technology Officer of AtlasBanc Holdings since 2014. Mr. Bogdanov served as Director of Software Engineering of Value Line, Director of Infrastructure of Traffic Media. He also served in various senior technology roles in Bank of America, Bank of America Merrill Lynch, Salomon Smith Barney/Citigroup, SURFACExchange, DoubleClick and other financial and media companies. Mr. Bogdanov has a technology degree from Tashkent Electromechanical College.

James Tabacchi, 69, has served as a member of our board since February 2024. Mr. Tabacchi is President and CEO of South Street Securities Holdings Inc. In this role, Mr. Tabacchi oversees all aspects of the business, including strategy, credit, market and liquidity risk, infrastructure, technology and clearing, compliance, finance, accounting and controls. In 2000, he raised the venture capital and founded South Street as an independent repo broker dealer and began building and expanding the franchise of products. In 2018, Mr. Tabacchi invested in and continues to mentor AmeriVet, a Disabled Veteran and Minority Owned broker dealer, and last year, started an equity securities lending business. Prior to founding South Street, he spent two decades at Citicorp/Citibank in various customer interface and business head positions within the Investment, Corporate and Consumer Banking Divisions. In addition to his Board responsibilities at South Street, ACM Trust REIT and AmeriVet, Mr. Tabacchi is Chairman of the Board of the Independent Dealer and Trader Association (IDTA) and is a member of BNYM’s GSS Industry Advisory Council. In 2021, Mr. Tabacchi was elected to a five-year term on the DTCC Board of Directors.

Atlas Bank (Panama), S.A.

In September 2023, the Superintendency of Banks of Panama took temporary administrative and operational control of Atlas Bank (Panama), SA (“Atlas Bank”). Such action was at the voluntary request of Atlas Bank, in connection with allegations that a major custody counterparty potentially committed fraud against Atlas Bank. John Schaible is co-founder and Vice Chairman of Atlas Bank, and CEO of AtlasBanc Holdings, which through Atlas FinTech has an economic interest in, but does not control, Atlas Bank. Thomas Hammond is a member of the board of directors of Atlas FinTech. Craig Ridenhour is a co-founder and EVP of Business Development for AtlasBanc Holdings and a member of the board of directors of Atlas FinTech. Ilya Bogdanov is a Senior Vice President of Atlas Bank and Chief Technology Officer of AtlasBanc Holdings.

Board Committees

The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and the responsibilities described below. Each of these committees operates under a written charter that was approved by the Board satisfies the applicable listing standards of NYSE, copies of which will be made available on the investor relations portion of our website. Members will serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Steven J. Carlson, Sandip I. Patel and James Tabacchi, with Mr. Patel serving as chair. Rule 10A-3 of the Exchange Act and the NYSE listing standards require that our audit committee be composed entirely of independent members. The Board has determined that each of Messrs. Carlson, Patel and Tabacchi meets the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE listing standards and also meets the financial literacy requirements of the NYSE listing standards. In addition, the Board has determined that Mr. Carlson will qualify as an “audit committee financial expert” within the meaning of the SEC regulations.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits and to oversee our independent registered public accounting firm. The principal functions of the audit committee are expected to include, among other things:

●	helping the Board oversee our corporate accounting and financial reporting processes;
●	managing the selection, engagement, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
●	reviewing and discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law;
●	establishing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●	overseeing our policies on risk assessment and risk management;
●	overseeing compliance with our code of business conduct and ethics;
●	reviewing related person transactions; and
●	approving or, as required, pre-approving audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Steven J. Carlson, Thomas J. Hammond and James Tabacchi, with Mr. Carlson serving as chair. The Board has determined that Messrs. Carlson, Hammond and Tabacchi each meet the definition of “independent director” for purposes of serving on the compensation committee under the NYSE listing standards, including the heightened independence standards for members of a compensation committee.

The primary purpose of our compensation committee will be to discharge the responsibilities of the Board in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. The principal functions of the compensation committee are expected to include, among other things:

●	reviewing, approving and determining, or making recommendations to the Board regarding, the compensation of our chief executive officer, other executive officers and senior management;
●	reviewing, evaluating and recommending to the Board succession plans for our executive officers;
●	reviewing and recommending to the Board the compensation paid to our non-employee directors;
●	administering our equity incentive plans and other benefit programs;
●	reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management; and
●	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Steven J. Carlson, Thomas J. Hammond and Sandip I. Patel, with Mr. Patel serving as chair. The Board has determined that Messrs. Carlson, Hammond and Patel each meet the definition of “independent director” under the NYSE listing standards.

Our nominating and corporate governance committee will be responsible for, among other things:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the Board;
●	considering and making recommendations to the Board regarding the composition and chairmanship of the committees of the Board;
●	instituting plans or programs for the continuing education of the Board and the orientation of new directors;

●	developing and making recommendations to the Board regarding corporate governance guidelines and matters;
●	overseeing our corporate governance practices;
●	overseeing periodic evaluations of the Board’s performance, including committees of the Board; and
●	contributing to succession planning.

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on the investor relations portion of our website. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of the code.

Item 11. Executive Compensation

Quantum

Prior to the consummation of the Business Combination, none of the officers or directors of Quantum received any cash compensation for services rendered. The Co-Sponsors, officers, directors and their respective affiliates are reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. We note that certain officers have economic interests in our Co-Sponsors.

AtlasClear

Prior to the consummation of the Business Combination, none of the officers or directors of AtlasClear received any cash compensation for services rendered.

Wilson-Davis

Summary Compensation Table

The following table sets forth, for each of Wilson-Davis’ last two completed fiscal years, the dollar value of all cash and noncash compensation earned by Robert McBey, Wilson-Davis’ president and chief executive officer, who has continued his employment with the Company after the Business Combination as Chief Executive Officer.

					Non Equity
	Year Ended			Option	Incentive Plan	All Other
Name and Principal Position	June 30	Salary ($)(1)	Bonus ($)	Awards ($)	Compensation	Compensation ($)	Total ($)
Robert McBey	2023	353,359	—	—	—	—	353,359
President and CEO	2022	789,386	—	—	—	—	789,386

(1)	Consists of salary of $250,000 in each year and commissions of $103,359 and $539,386 earned in the fiscal years ended June 30, 2023 and 2022, respectively.

Employment Agreement

Mr. McBey entered into an employment agreement with Wilson-Davis, effective as of March 1, 2020, which terminated prior to the Closing. Mr. McBey’s employment agreement provided for him to receive a bonus upon Wilson-Davis’ completion of the Business Combination. The bonus was to be determined in part based upon the defined “Transaction Goodwill,” which was set forth in the Broker-Dealer Acquisition Agreement as $20,000,000. That bonus would have included $100,000 plus an amount equal to 2% of the first $1,750,000 of the amount of Transaction Goodwill, 3% of the Transaction Goodwill in excess of $1,750,000 up to $4,000,000, 4% of the amount of Transaction Goodwill in excess of $4,000,000 up to $6,000,000, and 5% of the amount of Transaction Goodwill in excess of $6,000,000. Under the foregoing formula, Mr. McBey would have received a bonus of $732,500 upon the Wilson-Davis Closing. Upon the closing of the Business Combination, Mr. McBey received a $100,000 cash bonus and $267,509 in Short Term Notes and $344,991 in Long Term Notes. For more information on the terms of the Short Term Notes and Long Term Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Amendments to Broker-Dealer Acquisition Agreement.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of shares of Common Stock as of April 15, 2024:

●each person who is the beneficial owner of more than 5% of the outstanding shares of Common Stock;
●the Company’s executive officers and directors; and
●all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including warrants that are currently exercisable or exercisable within 60 days. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership, the Company deemed outstanding shares of Common Stock subject to warrants held by that person that are currently exercisable or exercisable within 60 days of the Closing Date. The Company did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o AtlasClear Holdings, Inc., 4030 Henderson Blvd., Suite 712, Tampa, FL 33629.

The percentage ownership of Common Stock is based on 12,455,157 shares of Common Stock outstanding April 15, 2024.

		Approximate
	Number of Shares	Percentage of
	Beneficially	Outstanding Shares
Name and Address of Beneficial Owner(1)	Owned	of Common Stock
Directors and executive officers of AtlasClear Holdings:
Robert McBey(2)	956,914	7.6%
Steven J. Carlson(3)	181,141	1.4%
Thomas J. Hammond(4)	122,402	*
Sandip I. Patel(5)	597,282	4.7%
Craig Ridenhour	—	—
John Schaible(6)	1,135,874	8.6%
James Tabacchi	—	—
Richard Barber(7)	65,000	*
Ilya Bogdanov	—	—
All executive officers and directors as a group (9 individuals)	3,051,699	22.3%
Five Percent Holders:
Atlas FinTech Holdings Corp.(8)	3,490,000	28.0%
Quantum Ventures LLC(9)	1,614,998	13.0%
Chardan Quantum LLC(10)	1,202,284	9.5%
Funicular Funds, LP(11)	1,176,997	9.4%
Dark Forest Capital Management LP(12)	1,348,563	10.8%
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AtlasClear Holdings, Inc., 4030 Henderson Blvd., Suite 712, Tampa, FL 33629.
(2)	Consists of (i) 950,000 Merger Consideration Shares received in the Business Combination and (ii) an interest payment on Mr. McBey’s Seller Notes in the form of shares of Common Stock.
(3)	Consists of (i) 128,213 shares of Common Stock and (ii) Private Warrants to purchase 52,928 shares of Common Stock that are currently exercisable.
(4)	Consists of (i) 42,348 shares of Common Stock and (ii) Private Warrants to purchase 80,054 shares of Common Stock that are currently exercisable.
(5)	Consists of (i) 243,194 shares of Common Stock and (ii) Private Warrants to purchase 354,088 shares of Common Stock that are currently exercisable.
(6)	Consists of (i) 432,734 shares of Common Stock and (ii) Private Warrants to purchase 703,140 shares of Common Stock that are currently exercisable.
(7)	Consists of (i) 25,000 shares of Common Stock and (ii) Private Warrants to purchase 40,000 shares of Common Stock that are currently exercisable.
(8)	Consists of 3,490,000 Merger Consideration Shares received in the Business Combination. AtlasBanc holds a 37.3% ownership interest in AtlasFinech but has sole power to vote or direct the vote of 64% or 2,233,600 of the shares of Common Stock. The remaining voting interests of AtlasBanc are held by individual investors, none of which holds more than a 2.5% voting interest in Atlas Fintech. AtlasBanc has three board members, including John Schaible, Chief Executive Officer of the Issuer and Craig Ridenhour, Chief Business Development Officer of the Issuer. Any action by AtlasBanc with respect to the shares of Common Stock held by it, including voting and dispositive decisions, requires a majority vote of the board of directors. Accordingly, under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of the AtlasBanc’s board of directors, none of AtlasBanc’s directors is deemed to be a beneficial owner of Atlas FinTech’s securities, even those in which such director holds a pecuniary interest. Accordingly, neither Mr. Schaible nor Mr. Ridenhours is deemed to have or share beneficial ownership of the shares of Common Stock held by Atlas Fintech. The business address of Atlas Fintech is 4221 W. Boy Scout Blvd., Suite 300, Tampa, FL 33607. Consists of (i) 1,614,996 shares of Common Stock and (ii) Private Warrants to purchase two shares of Common Stock that are currently exercisable.

(9)	The shares reported above are held in the name of Quantum Ventures LLC. Messrs. Schaible and Patel are two of the three managers of Quantum Ventures LLC. Any action by Quantum Ventures LLC with respect to the Founder Shares held by it, including voting and dispositive decisions, requires a majority vote of the board of managers. Accordingly, under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of Quantum Ventures LLC’s managers, none of the managers of Quantum Ventures LLC is deemed to be a beneficial owner of Quantum Ventures LLC’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of such individuals is deemed to have or share beneficial ownership of the shares held by Quantum Ventures LLC.
(10)	According to a Schedule 13G filed with the SEC on February 26, 2024, by Chardan Quantum LLC, Chardan Capital Markets LLC, Jonas Grossman, Steven Urbach, and Kerry Propper (collectively, the “Chardan Reporting Persons”) with respect to the shares beneficially owned and held by the Chardan Reporting Persons. The shares reported in this Schedule 13G consist of (i) 949,084 shares of Common Stock held by Chardan Quantum LLC, (ii) 253,200 of the shares of Common Stock issuable upon exercise of Private Warrants and (iii) 253,200 of the shares of Common Stock issuable upon conversion of the Chardan Note. The Private Warrants and Chardan Note are currently exercisable/convertible, but contain provisions preventing their exercise or conversion to the extent that such exercise or conversion would result in the holder (together with its affiliates) obtaining greater than 9.99% of the Common Stock outstanding immediately after giving effect to such exercise or conversion. The amounts reported below represent the number of shares of Common Stock that would be issuable upon exercise/conversion of the Private Warrants and Chardan Note giving effect to these blocking provisions, and do not include additional shares underlying the Private Warrants and Chardan Note. The Chardan Note is convertible at the election of the holder at a conversion price equal to 90% of the VWAP of the Common Stock for the trading day immediately preceding the applicable conversion date. Mr. Grossman, as managing member of Chardan Quantum, may be deemed to beneficially own the shares (including shares underlying Private Warrants) held directly by Chardan Quantum, representing 9.99% of the Issuer’s Common Stock outstanding immediately after giving effect to such exercise. Each of Mr. Grossman, Mr. Urbach and Mr. Propper, as the members of CCM, may be deemed to beneficially own the shares underlying the Chardan Note held directly by CCM, representing approximately 2.1% of the Common Stock outstanding immediately after giving effect to such conversion. The business address of Chardan Quantum LLC is 17 State Street, New York, NY 10004.
(11)	According to a Schedule 13G filed with the SEC on February 16, 2024 by Funicular Funds, LP (the “Fund”) with respect to the shares beneficially owned and held by the Fund. The General Partner of the Fund is Cable Car Capital LLC (“Cable Car”). Jacob Ma-Weaver is the Managing Member of Cable Car and the ultimate individual responsible for directing the voting and disposition of shares held by the Fund. Cable Car, as the General Partner of the Fund, may be deemed the beneficial owner of all the shares owned by the Fund. Mr. Ma-Weaver, as the Managing Member of Cable Car, may be deemed the beneficial owner of all the shares owned by the Fund. The number of shares held by Funicular Funds, LP is reported as of February 16, 2024, as stated in the Schedule 13G. In addition, pursuant to the Funicular Purchase Agreement, at the Closing the Sponsor transferred 600,000 Founder Shares and 600,000 Private Warrants to the Fund. The address for the Fund and Cable Car is 2261 Market Street #4307, San Francisco, CA 94114.
(12)	According to a Schedule 13G filed with the SEC on November 8, 2021 by Dark Forest Capital Management LP, (the “Firm”), and Dark Forest Global Equity Master Fund LP (“Dark Forest Master”). The Firm and Dark Forest Master share voting and dispositive power with respect to all of the securities. The Firm, as the investment manager to Dark Forest Master, may be deemed to beneficially own these securities. Jacob Kline is the managing member of the general partner of the Firm and exercises investment discretion with respect to these securities. The number of shares held by Firm and Dark Forest Master is reported as of October 28, 2021, as stated in the Schedule 13G, which does not reflect any redemption of shares by Quantum in connection with extensions of the deadlines to complete its business combination or the business combination itself, or any other transactions after October 28, 2021. The address for the Firm and Dark Forest Master is 151 West Avenue, Darien, Connecticut 06820.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Quantum Related Person Transactions

On October 23, 2020, Quantum Ventures purchased 4,312,500 founder shares from us for $25,000, or $0.006 per share. In January 2021, Quantum Ventures sold 813,500 founder shares to Chardan Quantum and 35,000 founder shares to each of our directors, in each case at the original price per share, resulting in Quantum Ventures holding a balance of 3,254,000 founder shares. We refer to these shares held by our Co-sponsors, officers and directors as “founder shares.” On February 4, 2021, we effected a stock dividend of 718,750 shares with respect to our Common Stock, resulting in our initial stockholders holding an aggregate of 5,031,250 founder shares.

On February 9, 2021, Quantum Ventures purchased from us 4,450,000 Quantum Private Warrants and Chardan Quantum purchased from us 1,112,500 Quantum Private Warrants, in each case, at a price of $1.00 per warrant, for an aggregate purchase price of $5,562,500 in a private placement that closed simultaneously with the closing of our IPO. Each Quantum Private Warrant is exercisable for one (1) share of Common Stock at an exercise price of $11.50 per share.

On February 12, 2021, the underwriters fully exercised their over-allotment option, resulting in Quantum Ventures purchasing an additional 472,500 Quantum Private Warrants from us and Chardan Quantum purchasing an additional 118,125 Quantum Private Warrants from us, in each case, at a price of $1.00 per warrant for an aggregate additional purchase price of $590,625. If we do not complete our initial business combination by February 9, 2023 (or, the Extended Date, as applicable), the proceeds from the sale of the Quantum Private Warrants will be included in the liquidating distribution to the holders of our Public Shares. The Quantum Private Warrants are identical to the warrants sold as part of the public units in the IPO except that (i) each Quantum Private Warrant is exercisable for one share of Common Stock at an exercise price of $11.50 per share, and (ii) the Quantum Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

Commencing on February 4, 2021 through the completion of our initial business combination with a target business, we pay to Quantum Ventures a fee of $10,000 per month for providing us with office space and certain office and secretarial services. We cancelled this agreement effective May 9, 2023.

In order to meet our working capital needs, our initial stockholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional Quantum Private Warrants to purchase shares of Common Stock at a conversion price of $1.00 per Quantum Private Warrant. Such Quantum Private Warrants are identical to the Quantum Private Warrants issued at the closing of the IPO, except that (i) each Quantum Private Warrant is exercisable for one share of Common Stock at an exercise price of $11.50 per share, and (ii) the Quantum Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Our stockholders have approved the issuance of the Quantum Private Warrants and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would not be repaid.

In October 2021, Quantum Ventures committed to provide us up to $2,000,000 in Working Capital Loans. In February 2022, Quantum Ventures committed to provide us up to an additional $1,000,000 for a total of $3,000,000 in Working Capital Loans. Refer to Note 5 of our financial statements.

On March 14, 2022, we issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures as evidence of the working capital loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. Refer to Note 11 of our financial statements. The note is required to be repaid in cash at the Closing and is not convertible into Quantum Private Warrants. We may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties, however, pursuant to the Merger Agreement, the Company needed approval from TradeStation to borrow amounts over $500,000. Upon the termination of the Merger Agreement, such condition is no longer applicable.

The holders of our Founder Shares, as well as the holders of the Quantum Private Warrants (and all underlying securities), are entitled to registration and stockholder rights pursuant to a registration and stockholder rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Common Stock are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. Notwithstanding the foregoing, Chardan Quantum may not exercise its demand and “piggyback” registration rights after February 4, 2026 and February 4, 2028, respectively, and may not exercise its demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

On October 1, 2020, we issued an unsecured promissory note to Quantum Ventures, pursuant to which we were entitled to borrow up to an aggregate principal amount of $200,000. The promissory note was non-interest bearing and payable on the earlier of (i) January 31, 2021 and (ii) the completion of the IPO. As of December 31, 2020, there was $130,100 in borrowings outstanding under the promissory note. The outstanding balance under the promissory note was repaid at the closing of the IPO on February 9, 2021.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of Common Stock prior to our IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

We entered into indemnity agreements with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified to the fullest extent permitted by applicable law and our amended and restated articles of incorporation.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our disinterested independent directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested independent directors (or, if there are no independent directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

We paid to Chardan an underwriting discount of $0.225 per unit purchased by it in our IPO. We also engaged Chardan as an advisor in connection with our business combination, pursuant to the Business Combination Marketing Agreement. We agreed to pay Chardan a marketing fee for such services upon the consummation of our initial business combination in an amount equal to, $7,043,750, or 3.5% of the gross proceeds of the IPO, including the proceeds from the full exercise of the underwriters’ over-allotment option. In connection with the Closing, AtlasClear Holdings and Chardan agreed that the fee, in the amount of $7,043,750 would be waived in exchange for the issuance by AtlasClear Holdings to Chardan of a convertible promissory note in the aggregate principal amount of $4,150,000.

Wilson-Davis and AtlasClear Related Party Transactions

Mr. McBey entered into an employment agreement with Wilson-Davis, effective as of March 1, 2020, which terminated prior to the Closing. Mr. McBey’s employment agreement provided for him to receive a bonus upon Wilson-Davis’ completion of the Business Combination. The bonus was to be determined in part based upon the defined “Transaction Goodwill,” which was set forth in the Broker-Dealer Acquisition Agreement as $20,000,000. That bonus would have included $100,000 plus an amount equal to 2% of the first $1,750,000 of the amount of Transaction Goodwill, 3% of the Transaction Goodwill in excess of $1,750,000 up to $4,000,000, 4% of the amount of Transaction Goodwill in excess of $4,000,000 up to $6,000,000, and 5% of the amount of Transaction Goodwill in excess of $6,000,000. Under the foregoing formula, Mr. McBey would have received a bonus of $732,500 upon the Wilson-Davis Closing. Upon the closing of the Business Combination, Mr. McBey received a $100,000 cash bonus and $267,509 in Short Term Notes and $344,991 in Long Term Notes. The Short-Term Notes accrue interest at a rate of 9% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, cash), and are convertible at the option of the holder at any time during the continuance of an event of default, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion. The Long-Term Notes accrue interest at a rate of 13% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, in cash), and are convertible at the option of the holder at any time commencing six months after the Closing Date, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion (or 85% if an event of default occurs and is continuing).

Between 2003 and 2008, Wilson-Davis entered into six subordinated loan agreements totaling $650,000, all of which is payable to current and former officers and directors of Wilson-Davis. The agreements renew annually and provide for interest at 5% per annum. Wilson-Davis anticipates that all notes will be renewed for additional one-year periods, unless circumstances or Wilson-Davis requirements change. The loan principal and interest are unsecured and subordinated in right of payment to all claims of present and future creditors of Wilson-Davis. These subordinated loans were not repaid upon Closing.

On November 16, 2022, AtlasClear, Atlas FinTech, and Atlas Financial Technologies, Corp., a subsidiary of Atlas FinTech, entered into the Contribution Agreement. Pursuant to the Contribution Agreement, Atlas FinTech and Atlas Financial Technologies, Corp. transferred to AtlasClear their right, title and interest in and to certain software products and intellectual property. Additionally, Atlas FinTech agreed to transfer its membership interests in Quantum Ventures and all of its right, title and interest in the underlying Founder Shares to AtlasClear.

In October 2023, certain investors provided an aggregate of $1,300,000 in subordinated demand notes which were funded on October 13, 2023. The investors included Mr. Schaible who funded $250,000 through a wholly-owned entity, Mr. Barber who funded $75,000 and other owners of Wilson-Davis. The demand notes are expected to mature on October 13, 2024 and have an interest rate of 5% per annum, payable quarterly.

On February 16, 2024, AtlasClear and Pacsquare entered into the Pacsquare Purchase Agreement, pursuant to which certain technology assets were transferred to AtlasClear. The purchase price for the assets was $4.8 million as follows: (i) $1.9 million, consisting of (A) $100,000 payable in a cash upon delivery of the source code and execution of the Pacsquare Purchase Agreement; (B) $850,000 payable in shares of Common Stock at a price of $6.00 per share; and (C) $950,000 to be paid in four monthly installments of $237,500, payable in cash or shares of Common Stock at the price per share on the day of issuance provided the On-line Account Application and Level one Trading Platform have been delivered, and final payment for this part of the software is dependent on connectivity to FIS at the sole discretion of AtlasClear and (ii) $2.9 million to be paid ratably on a module-by-module basis upon delivery and acceptance of each of the AtlasClear Platform modules. Following the Closing, Mr. Schaible, Chief Strategy Officer of AtlasClear and Mr. Ridenhour, Chief Business Development Officer and a director of AtlasClear, each have a less than 10% ownership interest in Atlas FinTech which, prior to the Business Combination, owned 50% of AtlasClear. Mr. McBey, Chairman and Chief Executive Officer of AtlasClear Holdings and AtlasClear, has also had a 50% ownership interest in AtlasClear prior to the Business Combination.

Director Independence

The Board determined, based on information provided by each director concerning his background, employment and affiliations, that Steven J. Carlson, Thomas J. Hammond, Sandip I. Patel and James Tabacchi, representing four of the Company’s seven directors, do not have material relationships with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the NYSE listing standards and the rules of the SEC relating to director independence requirements. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of the Company’s securities by non-employee directors and the transactions described above under the heading “Certain Relationships and Related Party Transactions” of this Annual Report.

Item 14. Principal Accountant Fees and Services

On February 15, 2024, Marcum LLP was dismissed as Quantum’s independent registered public accounting firm, as AtlasClear Holdings engaged Wilson-Davis’ auditor, Haynie & Company (“Haynie”), as its independent registered public accounting firm following the closing of the Business Combination.Since February 15, 2024, Haynie acts as our independent registered public accounting firm. The following is a summary of fees paid to Haynie for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of Quantum’s financial statements for the years ended December 31, 2023 and 2022.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Haynie for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees. We did not pay Haynie for tax planning and tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Haynie for other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

The audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	Documents filed as part of this report
(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this Annual Report on Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

2.1†

Business Combination Agreement, dated as of November 16, 2022, by and among Quantum FinTech Acquisition Corporation, Calculator New Pubco, Inc., Calculator Merger Sub 1, Inc., Calculator Merger Sub 2, Inc., AtlasClear, Inc., Atlas FinTech Holdings Corp. and Robert McBey (incorporated by reference to Exhibit 2.1 to Quantum’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on November 17, 2022).

2.1(a)

Amendment No. 1 to Business Combination Agreement, dated as of April 28, 2023, by and between Quantum FinTech Acquisition Corporation and AtlasClear, Inc. (incorporated by reference to Exhibit 2.1 to Quantum’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on May 2, 2023).

2.1(b)

Amendment No. 2 to Business Combination Agreement, dated as of August 8, 2023, by and between Quantum FinTech Acquisition Corporation and AtlasClear, Inc. (incorporated by reference to Exhibit 2.1 to Quantum’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on August 10, 2023).

2.1(c)

Business Combination Agreement Waiver, dated as of October 19, 2023 by and between Quantum FinTech Acquisition Corporation and AtlasClear, Inc. (incorporated by reference to Exhibit 2.1 to Quantum’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on October 20, 2023).

2.1(d)

Amendment No. 3 to Business Combination Agreement, dated as of November 6, 2023, by and between Quantum FinTech Acquisition Corporation and AtlasClear, Inc. (incorporated by reference to Exhibit 2.1 to Quantum’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on November 6, 2023).

2.1(e)

Amendment No. 4 to Business Combination Agreement, dated as of November 22, 2023, by and between Quantum FinTech Acquisition Corporation and AtlasClear, Inc. (incorporated by reference to Exhibit 2.1 to Quantum’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on November 24, 2023).

2.1(f)

Amendment No. 5 to Business Combination Agreement, dated as of December 14, 2023, by and between Quantum FinTech Acquisition Corporation and AtlasClear, Inc. (incorporated by reference to Exhibit 2.1 to Quantum’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on December 15, 2023).

2.1(g)

Amendment No. 6 to Business Combination Agreement, dated as of January 8, 2024, by and between Quantum FinTech Acquisition Corporation and AtlasClear, Inc. (File No. 001-40009), filed with the SEC on January 9, 2024).

3.1

Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (formerly Calculator New Pubco, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

3.2

Amended and Restated By-Laws of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

4.1

Assignment, Assumption and Amendment Agreement, dated as of February 9, 2024, by and among Quantum FinTech Acquisition Corporation, Calculator New Pubco, Inc. and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.1†

Securities Purchase Agreement, dated as of February 9, 2024, among Quantum FinTech Acquisition Corporation, AtlasClear Holdings, Inc. (formerly Calculator New Pubco, Inc.) and Funicular Funds, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.2†

Secured Convertible Promissory Note, dated as of February 9, 2024, between AtlasClear Holdings, Inc. and Funicular Funds, LP, in favor of Funicular Funds, LP. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.3

Guaranty, dated as of February 9, 2024, by and among the Guarantors identified on the signature page thereto and each other Person that becomes a party hereto pursuant to Section 19, for the benefit of Funicular Funds, LP. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.4†

Security Agreement, dated as of February 9, 2024, by and among AtlasClear Holdings, Inc. and each other Grantor from time to time party thereto and Funicular Funds, LP. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.5

Registration Rights Agreement, dated as of February 9, 2024, by and among AtlasClear Holdings, Inc. (formerly Calculator New Pubco, Inc.) and Funicular Funds, LP. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.6

Convertible Promissory Note, dated as of February 9, 2024, in favor of Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.7

Registration Rights Agreement, dated as of February 9, 2024, by and between AtlasClear Holdings, Inc. and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.8

Agreement and Plan of Merger, dated November 16, 2022, by and among AtlasClear, Inc. and Commercial Bancorp and, with respect to Section 6.16 only, AtlasClear Holdings, Inc. (formerly Calculator New Pubco, Inc.) (incorporated by reference to Exhibit 10.3 to Quantum’s Current Report on Form 8-K, filed on November 17, 2022).

10.9

Assignment and Assumption Agreement and Bill of Sale, dated November 16, 2022, by and among AtlasClear, Atlas FinTech, and Atlas Financial Technologies, Corp. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10

Stock Purchase Agreement, dated April 15, 2022, by and among Wilson-Davis & Co., Inc., all of its Stockholders and AtlasClear, Inc. (inadvertently identified as “Atlas Clear Corp.” in the Stock Purchase Agreement). (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(a)

Amendment to Stock Purchase Agreement, dated as of June 15, 2022, by and among Wilson-Davis & Co., Inc., the individuals and entities listed in Exhibit A thereto, and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(a) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(b)

Amendment No. 2 to Stock Purchase Agreement, dated as of November 15, 2022, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(b) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(c)

Amendment No. 3 to Stock Purchase Agreement, dated as of May 30, 2023, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(c) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(d)

Amendment No. 4 to Stock Purchase Agreement, dated as of August 8, 2023, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(d) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(e)

Amendment No. 5 to Stock Purchase Agreement, dated as of November 6, 2023, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(e) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(f)

Amendment No. 6 to Stock Purchase Agreement, dated as of November 22, 2023, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(f) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(g)

Amendment No. 7 to Stock Purchase Agreement, dated as of December 14, 2023, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(g) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(h) †

Amendment No. 8 to Stock Purchase Agreement, dated as of January 9, 2024, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(h) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(i)

Amendment No. 9 to Stock Purchase Agreement, dated as of February 7, 2024, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(i) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.11

Parent Guaranty and Registration Rights Agreement, dated as of January 9, 2024, by and among AtlasClear Holdings, Inc. and the persons listed on the signature pages thereto. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.12#

AtlasClear Holdings, Inc. 2024 Equity Incentive Plan. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.13#	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.14*	Source Code Purchase and Master Services Agreement, dated as of February 16, 2024, by and between PacSquare Technologies LLC and AtlasClear, Inc.

14.1

AtlasClear Holdings, Inc. Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1*	Clawback Policy.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

**	Furnished herewith.
†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quantum FinTech Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quantum FinTech Acquisition Corp. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2023. Subsequent to year end, the Company did complete a business combination. However, the Company does have limited liquidity and needs to raise additional capital to maintain operations. There is no assurance that the Company will be able to raise the additional capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 16, 2024

We have served as the Company’s auditor since 2024.

QUANTUM FINTECH ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$619,554	$129,560
Prepaid expenses	—	33,652
Due from Atlas Clear	58,828	—
Total Current Assets	678,382	163,212

Marketable securities held in Trust Account	54,799,478	204,044,469
TOTAL ASSETS	$55,477,860	$204,207,681

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,784,869	$4,276,705
Non-redemption agreement liability	1,441,653	—
Income taxes payable	725,891	536,853
Excise taxes payable	1,528,101	—
Advance from related parties	3,104,097	319,166
Promissory note – related party	480,000	480,000
Total Current Liabilities	12,064,611	5,612,724

Warrant liability	307,656	184,594
Total Liabilities	12,372,267	5,797,318

Commitments and Contingencies (Note 6)
Common Stock subject to possible redemption; 5,050,384 and 20,125,000 shares at redemption value of $10.81 and $10.11, respectively, per share at December 31, 2023 and 2022, respectively	54,618,469	203,420,202

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 5,031,250 shares issued and outstanding (excluding 5,050,384 and 20,125,000 shares subject to possible redemption) at December 31, 2023 and 2022	503	503
Additional paid-in capital	—	—
Accumulated deficit	(11,513,379)	(5,010,342)
Total Stockholders’ Deficit	(11,512,876)	(5,009,839)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$55,477,860	$204,207,681

The accompanying notes are an integral part of the consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2023	2022
Operating and formation costs	$2,737,871	$3,024,231
Loss from operations	(2,737,871)	(3,024,231)

Other income:
Change in fair value of warrant liability	(123,062)	6,953,336
Change in fair value of PIPE derivative liability	—	4,566,000
Interest earned on marketable securities held in Trust Account	3,090,086	3,087,315
Change in fair value of non-redemption agreement liability	439,787	—
Net gain on settlement	829,853	—
Interest income - bank	22,195	—
Other income, net	4,258,859	14,606,651

Income before provision for income taxes	1,520,988	11,582,420
Provision for income taxes	(726,038)	(536,853)
Net income	$794,950	$11,045,567

Basic and diluted weighted average shares outstanding, redeemable Common Stock	6,898,644	20,125,000
Basic and diluted net income per share, redeemable Common Stock	$0.07	$0.44
Basic and diluted weighted average shares outstanding, non-redeemable Common Stock	5,031,250	5,031,250
Basic and diluted net income per share, non-redeemable Common Stock	$0.07	$0.44

The accompanying notes are an integral part of the consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	5,031,250	$503	$—	$(13,885,707)	$(13,885,204)

Accretion of Common Stock subject to Redemption	—	—	—	(2,170,202)	(2,170,202)

Net income	—	—	—	11,045,567	11,045,567

Balance – December 31, 2022	5,031,250	503	—	(5,010,342)	(5,009,839)

Excise taxes related to redemptions	—	—	—	(1,528,101)	(1,528,101)

Cancellation of admin fees	—	—	120,000	—	120,000

Fair value of non-redemption agreement liability at issuance	—	—	—	(1,881,440)	(1,881,440)

Accretion of Common Stock subject to Possible Redemption	—	—	(120,000)	(3,888,446)	(4,008,446)

Net income	—	—	—	794,950	794,950

Balance – December 31, 2023	5,031,250	$503	$—	$(11,513,379)	$(11,512,876)

The accompanying notes are an integral part of the consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2023	2022

Cash Flows from Operating Activities:
Net income	$794,950	$11,045,567
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	123,062	(6,953,336)
Change in fair value of PIPE derivative liability	—	(4,566,000)
Change in fair value of non-redemption agreement liability	(439,787)	—
Interest earned on marketable securities held in Trust Account	(3,090,086)	(3,087,315)
Changes in operating assets and liabilities:
Prepaid expenses	33,652	305,798
Due from Atlas Clear	(58,828)	—
Accounts payable and accrued expenses	628,164	1,634,174
Income taxes payable	189,038	536,853
Net cash used in operating activities	(1,819,835)	(1,084,259)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,374,898	351,474
Investment of cash into Trust Account	(1,850,000)	—
Cash withdrawn from Trust Account in connection with redemption	152,810,179	—
Net cash provided by investing activities	152,335,077	351,474

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	480,000
Repayment of advances from related party	(70,500)	—
Advances from related party	2,855,431	319,166
Redemption of Common Stock	(152,810,179)	—
Net cash (used in) provided by financing activities	(150,025,248)	799,166

Net Change in Cash	489,994	66,381
Cash – Beginning	129,560	63,179
Cash – Ending	$619,554	$129,560

Supplementary cash flow information:
Cash paid for income taxes	$537,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Initial Classification of non-redemption agreement liability	$1,881,440	$—
Cancellation of admin fees	$120,000	$—
Excise tax related to redemptions	$1,528,101	$—
Accretion of Common Stock subject to possible redemption	$4,008,446	$2,170,202

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Calculator New Pubco, Inc. (the “Registrant”) is a Delaware corporation and a direct, wholly-owned subsidiary of Quantum formed solely for the purpose of effectuating the Business Combination. On February 9, 2024 (the “Closing Date”), the registrant consummated the previously announced transactions pursuant to that certain Business Combination Agreement, dated November 16, 2022 (as amended, the “Business Combination Agreement”), by and among the registrant, Quantum FinTech Acquisition Corporation (“Quantum”), Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of the registrant (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of the registrant (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey. The transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination (the “Closing”), the registrant changed its name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.” (hereinafter referred to as “AtlasClear Holdings”). As of December 31, 2023 the registrant, was a wholly owned subsidiary of Quantum and had minimal activity since its inception, as such the financial statements represent the consolidated financial statement of Quantum as of and for the year ended December 31, 2023.

Quantum was incorporated in Delaware on October 1, 2020. Quantum is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

Quantum has three wholly owned subsidiaries. Calculator New Pubco, Inc, a Delaware corporation, and Calculator Merger Sub I, Inc., a Delaware corporation, were formed on October 13, 2022. Calculator Merger Sub II, LLC (“Merger Sub II”), a Delaware corporation was formed on October 17, 2022. Quantum and its subsidiaries are collectively referred to as “the Company”.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On November 4, 2021, the Company entered into a Merger Agreement by and among the Company, TradeStation, and Merger Sub. The Merger Agreement, as amended, and other parties thereto, were described in previous filings. On August 2, 2022, the Company received a notice from TradeStation that purported to terminate the Merger Agreement pursuant to Section 12.01(c) thereof (the “Purported Termination Notice”). Section 12.01(c) provides that the Merger Agreement may be terminated by either party if the merger of the Company with Merger Sub has not occurred on or before August 1, 2022 (the “Termination Date”); provided that such termination right is not available to any party whose breach of any provision of the Merger Agreement has been the primary cause of, or primarily resulted in, the failure of the closing of the Business Combination to occur on or before such date. On August 2, 2022, the Company sent a letter to TradeStation stating that TradeStation is not permitted to terminate the Merger Agreement pursuant to Section 12.01(c) because TradeStation’s breaches of, and failure to perform under, the Merger Agreement are the primary cause of the failure of the closing of the Business Combination to occur on or before the Termination Date. On November 15, 2022, the Company sent a notice to TradeStation terminating the Merger Agreement pursuant to Section 12.01(b) thereof.

On November 16, 2022, the Company entered into a Business Combination Agreement by and among the Company, Calculator New Pubco, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“New Pubco”), Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey (see Note 6).

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income and expenses in the form of investment income from the proceeds derived from the Initial Public Offering and change in fair value of derivative liabilities.

The registration statements for the Company’s Initial Public Offering were declared effective on February 4, 2021. On February 9, 2021, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the shares of Common Stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,562,500 warrants (each, a “Private Warrant” and, collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Quantum Ventures LLC (“Quantum Ventures”), who purchased 4,450,000 Private Warrants and Chardan Quantum LLC (“Chardan Quantum” and together with Quantum Ventures, the “Co-Sponsors”) who purchased 1,112,500 Private Warrants, generating gross proceeds of $5,562,500, which is described in Note 4.

Following the closing of the Initial Public Offering on February 9, 2021, an amount of $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government treasury bills, notes or bonds having a maturity of 185 days or less and/or (ii) in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

On February 12, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 2,625,000 Units issued for an aggregate amount of $26,250,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 590,625 Private Warrants at $1.00 per Private Warrant, generating total proceeds of $590,625. A total of $26,250,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $201,250,000.

Transaction costs amounted to $5,017,526, consisting of $4,528,125 of underwriting fees, and $489,401 of other offering costs. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the consolidated statement of operations for the year ended December 31, 2021.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

On February 6, 2023, as approved by the Company’s stockholders at the special meeting in lieu of annual meeting of stockholders held (the “Special Meeting”), the Company entered into an amendment to the Investment Management Trust Agreement on February 6, 2023 (the “Trust Amendment”) and filed an amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State on February 6, 2023 (the “Charter Amendment”). Pursuant to the Trust Amendment, the amendment extended the initial date on which the Company must commence liquidation of the Trust Account to up to August 9, 2023, or such earlier date as determined by the Company’s board of directors (the “Board”), unless the closing of the Company’s initial business combination shall have occurred, provided that Quantum Ventures (or its affiliates or permitted designees) will deposit into a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) an amount determined by multiplying $0.055 by the number of public shares then outstanding, up to a maximum of $175,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the Special Meeting, the holders of 14,667,626 shares of Common Stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $148.5 million.

On August 2, 2023, the Company completed the transfer of the listing of the public shares from the New York Stock Exchange to the NYSE American LLC (“NYSE American”). Also effective August 2, 2023, the Company’s units were mandatorily separated into shares of Common Stock and warrants underlying the units, and the units no longer trade on the New York Stock Exchange. The Common Stock included in the units trades on the NYSE, and the warrants included in the units continued to trade on the over-the-counter market. This was a mandatory and automatic separation, and no action was required by the holders of the units.

On August 4, 2023 at a special meeting, the stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company has to consummate a business combination for an additional six months, from August 9, 2023 to up to February 9, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to six times by an additional one month each time, provided that Quantum Ventures (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.04 by the number of public shares then outstanding, up to a maximum of $160,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the special meeting on August 4, 2023, the holders of 406,990 shares of Common Stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.53 per share, for an aggregate redemption amount of approximately $4.3 million.

On November 3, 2023, the Company held a special meeting of stockholders (the “November Meeting”), which was called to approve the proposals relating to the entry into and consummation of the Business Combination Agreement. An aggregate of 8,500,897 shares of Quantum’s Common Stock that were entitled to vote as of the record date of September 18, 2023, were represented in person or by proxy at the November Meeting. In connection with the November Meeting, stockholders holding 4,940,885 shares of Quantum’s Common Stock (the “Public Shares”) exercised (and did not subsequently reverse) their right to redeem their shares for a pro rata portion of the funds in Quantum’s trust account (the “Trust Account”). The trustee of the Trust Account is calculating the final amount of the funds to be removed from the Trust Account in connection with such redemptions, but the current preliminary calculations are that approximately $53.0 million (approximately $10.73 per Public Share) will be removed from the Trust Account to pay such holders.

The Company had until up to February 9, 2024 to complete a Business Combination (the “Combination Period”). On February 9, 2024, the Company completed its business combination with AtlasClear Inc. (see Note 6 and 10.)

The Business Combination will be accounted for in accordance with the acquisition method of accounting, with Quantum considered to be the accounting acquirer of Wilson-Davis. Under the acquisition method of accounting, the preliminary purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess purchase price, if any, allocated to goodwill. Costs related to the transaction are expensed as incurred.

AtlasClear does not meet the definition of a business and will therefore be treated as an asset acquisition by Quantum, which will include the assets contributed from Atlas Fintech. AtlasClear’s assets and liabilities will be measured and recognized at their relative fair values, as estimated in good faith by management, and allocated to the net assets acquired as of the transaction date, and combined with the assets, liabilities, and results of operations of Quantum on consummation of the Business Combination. The reported consolidated financial condition and results of operations of the combined company after completion of the Business Combination will reflect these fair values.

Quantum was deemed the accounting acquirer based on the following factors: i) Quantum will be issuing cash and shares of its common stock; ii) Quantum will control the voting rights under the no redemption and the maximum contractual redemption scenarios; iii) Quantum will have the largest minority voting interest; iv) Quantum will have control over the Board; and most of senior management of the post-combination company will be former Quantum officers.

Going Concern

As of December 31, 2023, the Company had $619,554 in its operating bank accounts ($619,554 of which is required to be used to pay taxes, as described below), $54,799,478 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $11,386,299.

In October 2021, Quantum Ventures committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties. The Company’s officers and directors and Quantum Ventures may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has drawn $480,000 on the promissory note, evidencing the Working Capital Loans, as of December 31, 2023 (see Note 5). In February 2022, Quantum Ventures committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans as described in Note 5.

Through the date of this filing, the Co-Sponsors have advanced an aggregate total of $3,116,097 to the Company.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity of the Company raises substantial doubt about the Company’s ability to continue as a going concern through the twelve months following the issuance of the financial statements. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. No adjustments have been made to the carrying amounts of assets or liabilities as a result of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the Private Warrant liabilities, and fair value of the sale of the Founder Shares. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all operating accounts that hold money market funds held and short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $619,554 and $0, respectively, as of December 31, 2023 and 2022.

Marketable Securities Held in Trust Account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to Private Warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Common Stock issued were initially charged to temporary equity and then accreted to Common Stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the consolidated statement of operations for the year ended December 31, 2021.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants that do not meet all the criteria for equity classification are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the Private Warrants was estimated using a Binomial lattice model approach (see Note 9).

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Common Stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. The accretion of redeemable Common Stock during the year ended December 31, 2023 was an increase of $4,008,446, which represents cumulative earnings and withdrawals on the Trust Account through December 31, 2023, net of reimbursable income and franchise tax obligations as of December 31, 2023. The dissolution expense of $100,000 is not included in the redemption value of the Common Stock subject to redemption since it is only taken into account in the event of the Company’s liquidation. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Common Stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit.

At December 31, 2023 and 2022, the Common Stock reflected in the balance sheets is reconciled in the following table:

Common Stock subject to possible redemption, December 31, 2021	$201,250,000
Plus:
Accretion of carrying value to redemption value	2,170,202
Common Stock subject to possible redemption, December 31, 2022	203,420,202
Less:
Redemption	(152,810,179)
Plus:
Accretion of carrying value to redemption value	4,008,446
Common Stock subject to possible redemption, December 31, 2023	$54,618,469

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Income per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of Common Stock is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Income is allocated between redeemable and non-redeemable shares based on relative amounts of weighted average shares outstanding. Accretion associated with the redeemable shares of Common Stock is excluded from income per share as the redemption value approximates fair value.

The calculation of diluted net income per share does not consider the effect of the PIPE derivative liability nor the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The calculation excludes the dilutive impact of these instruments because the issuance of the securities underlying the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,215,625 shares of Common Stock in the aggregate. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Common Stocks and then share in the earnings of the Company. As a result, diluted net income per share of Common Stock is the same as basic net income per Common Stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share of Common Stock (in dollars, except share amounts):

	For the Year Ended December 31,
	2023		2022
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net income per share of Common Stock
Numerator:
Allocation of net income	$460,174	$335,609	$8,836,454	$2,209,113
Denominator:
Basic and diluted weighted average shares outstanding	6,898,644	5,031,250	20,125,000	5,031,250
Basic and diluted net income per share of Common Stock	$0.07	$0.07	$0.44	$0.44

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

The non-redemption agreement liability was recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the non-redemption agreement liability were recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the non-redemption agreement liability is discussed in Note 9.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The PIPE derivative was terminated in congruence with the termination of the Merger Agreement with TradeStation. The PIPE derivative met the criteria for derivative liability classification. As such, the PIPE derivative liability was recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability were recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the derivative liability is discussed in Note 9.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units, inclusive of 2,625,000 Units sold to the underwriters on February 12, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Common Stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of Common Stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Quantum Ventures purchased 4,450,000 Private Warrants and Chardan Quantum purchased 1,112,500 Private Warrants, in each case, at a price of $1.00 per Private Warrant, for an aggregate purchase price of $5,562,500, in a private placement. On February 12, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 590,625 Private Warrants to the Co-Sponsors, at a price of $1.00 per Private Warrant, generating gross proceeds of $590,625. Each Private Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 23, 2020, Quantum Ventures purchased 4,312,500 shares (the “Founder Shares”) of the Company’s Common Stock for an aggregate price of $25,000. In January 2021, Quantum Ventures sold 813,500 Founder Shares to Chardan Quantum and 35,000 Founder Shares to each of the Company’s directors and director nominees, in each case at the original price per share, resulting in Quantum Ventures holding a balance of 3,254,000 Founder Shares. On February 4, 2021, the Company effected a stock dividend of 718,750 shares with respect to its Common Stock, resulting in the initial stockholders holding an aggregate of 5,031,250 Founder Shares. The Founder Shares included an aggregate of up to 656,250 shares that were subject to forfeiture. As a result of the underwriters’ election to fully exercise their over-allotment option on February 12, 2021, no Founder Shares are currently subject to forfeiture.

At the time of the Initial Public Offering, the initial stockholders placed the Founder Shares into an escrow account maintained by Continental Stock Transfer & Trust Company until (1) with respect to 50% of the Founder Shares, the earlier of six months after the completion of a Business Combination and the date on which the closing price of the Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (2) with respect to the remaining 50% of the Founder Shares, six months after the completion of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property. If the Company seeks stockholder approval in connection with a Business Combination, the Co-Sponsors have (a) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination.

The sale of the Founders Shares to the Company’s directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 245,000 shares granted to the Company’s directors and director nominees was $1,462,650 or $5.97 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. Since the transaction closed on February 9, 2024 the transaction will be recognized in the first quarter.

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay Quantum Ventures a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $120,000, in fees for these services. As of December 31, 2023 and 2022, included in accounts payable and accrued expenses in the accompanying balance sheets is $0 and $120,000, respectively, for these services.

On May 9, 2023, Quantum Ventures notified the Company that the administrative support fee of $10,000 will no longer be charged and cancelled all outstanding fees due amounting to $120,000. The cancelled fee was accounted for as contributed capital in additional paid-in-capital.

Promissory Note – Related Party

On October 1, 2020, the Company issued an unsecured promissory note to Quantum Ventures (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 31, 2021 and (ii) the completion of the Initial Public Offering. At December 31, 2023 and 2022, there was no balance under this Promissory Note. The outstanding amount of $154,057 was repaid at the closing of the Initial Public Offering on February 9, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, Quantum Ventures or an affiliate of Quantum Ventures, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

In October 2021, Quantum Ventures committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans. In February 2022, Quantum Ventures committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans.

On March 14, 2022, the Company issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into Private Warrants. As of December 31, 2023, a principal balance of $480,000 has been advanced. The promissory note is past due as of December 31, 2023 and on February 9, 2024, during the Closing of the Business Combination, the unsecured promissory note was settled (see Note 10.)

Advances from Related Parties

As of December 31, 2023 and 2022, the Co-Sponsors have advanced $3,104,097 and $319,166, respectively, to the Company. Through the date of this filing, the Co-Sponsors have advanced an additional $795,000 for an aggregate of $3,116,097 advanced to the Company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on February 4, 2021, the holders of the Founder Shares, as well as the holders of the Private Warrants (and underlying securities) and any warrants issued in payment of Working Capital Loans made to the Company (and underlying securities) will have registration and stockholder rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Common Stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) can elect to exercise these registration rights at any time after the consummation of a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration and stockholder rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On February 12, 2021, the underwriter’s elected to fully exercise the over-allotment option to purchase an additional 2,625,000 Public Units at a price of $10.00 per Public Unit.

Business Combination Marketing Agreement

The Company engaged the underwriters as advisors in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters the marketing fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public offering or $7,043,750. On February 9, 2024, upon the closing of the Business Combination, the $7,043,750 fee was waived in exchange for the issuance by the Company to the Underwriters a convertible promissory note in the aggregate principal amount of $4,150,000. Such note (the “Chardan Note”) was issued by the Company at the Closing.

Business Combination Agreement

Throughout the notes to the condensed consolidated financial statements, unless otherwise noted or otherwise suggested by context, the “Company” refers to Quantum FinTech Acquisition Corporation prior to the consummation of the Business Combination, and to AtlasClear Holdings, Inc. after the consummation of the Business Combination.

On November 16, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Calculator New Pubco, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“New Pubco”), Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey.

The Business Combination Agreement was unanimously approved by the Company’s Board based upon the unanimous recommendation of a special committee of independent directors. If the Business Combination Agreement is approved by the Company’s stockholders, and the transactions contemplated by the Business Combination Agreement are consummated, (i) Merger Sub 1 will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of New Pubco and (ii) Merger Sub 2 will merge with and into AtlasClear, with AtlasClear continuing as the surviving corporation and a wholly-owned subsidiary of New Pubco (collectively, the “Business Combination”).

Prior to the closing of the Business Combination (the “Closing”), AtlasClear will receive certain assets from Atlas FinTech and Atlas Financial Technologies Corp., will complete the acquisition of broker-dealer Wilson-Davis & Co., Inc. (“WDCO”) and will seek to consummate a transaction with Pacsquare Technologies, LLC (“Pacsquare”). In addition, at Closing, the definitive agreement pursuant to which AtlasClear has agreed to acquire Commercial Bancorp, a Wyoming corporation (“CB”) shall continue to be in full force and effect (the “CB Merger Agreement”). The Company expects the Closing to occur before the closing of the transactions contemplated by the CB Merger Agreement (the “CB Closing”).

At the Closing, AtlasClear stockholders will receive merger consideration in shares of New Pubco Common Stock equal to the quotient of (i) $75.4 million, less the purchase prices for WDCO and CB, divided by (ii) $10.

In addition, the AtlasClear stockholders will receive up to 5,944,444 shares of New Pubco Common Stock (the “Earn Out Shares”). The Earn Out Shares will be issued to AtlasClear stockholders upon certain milestones (based on the achievement of certain price targets of New Pubco Common Stock following the Closing). In the event such milestones are not met within the first 18 months following the Closing, the Earn Out Shares will be forfeited. Atlas FinTech will also receive up to $20 million of New Pubco Common Stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for the five years following Closing, with no catch-up between the years.

In connection with the Closing, each share of the Company’s Common Stock (“Company Common Stock”) (other than shares held by Atlas FinTech) that is outstanding and has not been redeemed will be converted into one share of New Pubco Common Stock.

Each outstanding warrant to purchase Company Common Stock (“Company Warrant”) (other than Private Warrants, described below) will become a warrant to purchase one-half of a share of New Pubco Common Stock. Each outstanding warrant to purchase Company Common Stock initially issued in a private placement in connection with the Company’s initial public offering (“Private Warrant”) will become a warrant to purchase one share of New Pubco Common Stock.

Atlas FinTech, which directly or indirectly holds shares of Company Common Stock and Private Warrants, has agreed to transfer, or cause to transfer, up to 1,279,427 of Company Common Stock and up to 1,657,579 of the Private Warrants held indirectly by it to potential sources of debt, equity or financing if the Company pursues financing between signing and the Closing. Any of such Company Common Stock or Private Warrants remaining following any transfers for potential financing will be forfeited for no consideration.

On April 28, 2023, the Company and AtlasClear entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”). The Amendment amends the Business Combination Agreement to provide that the consummation of the transactions contemplated by the letter of intent pursuant to which AtlasClear expects to acquire certain technology assets of Pacsquare Technologies, LLC, will no longer be required to be completed prior to the closing of the Business Combination.

On August 8, 2023, the Company and AtlasClear entered into Amendment No. 2 to the Business Combination Agreement (the “Second Amendment”). The Second Amendment amends the Business Combination Agreement to extend the Outside Date to November 6, 2023.

On October 12, 2023, the Company announced the effectiveness of the registration statement on Form S-4 for the Business Combination Agreement.

On October 19, 2023, the Company and AtlasClear entered into a Business Combination Agreement Waiver (the “Business Combination Agreement Waiver”) to waive the Minimum Cash Condition closing condition (as defined in the Business Combination Agreement) set forth in Section 8.1(j) of the Business Combination Agreement.

On November 6, 2023, the Company and AtlasClear entered into Amendment No. 3 to the Business Combination Agreement (the “Amendment”). The Amendment amends the Business Combination Agreement to extend the date after which either Quantum or AtlasClear may terminate the Business Combination Agreement from November 6, 2023 to November 22, 2023.

On February 9, 2024, the Company completed its business combination with AtlasClear (see Note 10.)

Non-Redemption Agreement

On August 1, 2023, the Company and Quantum Ventures entered into a non-redemption agreement (the “Non-Redemption Agreement”) with Funicular Funds, LP (the “Holder”) in exchange for the Holder agreeing either not to request redemption in connection with the Extension (as defined below) or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 2,351,800 shares of Common Stock at the special meeting of stockholders called by the Company to, among other things, approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate an initial business combination to up to February 9, 2024 or such earlier date as is determined by the board of directors of the Company to be in the best interests of the Company (the “Extension”). In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an initial business combination, (i) Quantum Ventures (or its designees or transferees) will surrender and forfeit to the Company for no consideration an aggregate of 235,180 shares of Common Stock held by Quantum Ventures (the “Forfeited Shares”) and an aggregate of 235,180 warrants held by Quantum Ventures to purchase 235,180 shares of Common Stock (the “Forfeited Warrants”) and (ii) the Company shall issue to the Holder a number shares of Common Stock equal to the number of Forfeited Shares and a number of warrants to purchase shares of Common Stock equal to the number of Forfeited Warrants. The non-redemption agreement liability was recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the non-redemption agreement liability were recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the non-redemption agreement liability is discussed in Note 10.

As of February 9, 2024, there are no further obligations under the Non-Redemption Agreement and the agreement is terminated.

Excise Taxes Payable

On February 6, 2023, the Company’s stockholders redeemed 14,667,626 shares of Common Stock for a total of $148,523,642. On August 4, 2023, the Company’s stockholders redeemed 406,990 shares of Common Stock for a total of $4,286,537. The Company evaluated the classification and accounting of the excise tax related to these stock redemptions under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2023 and determined that a contingent liability should be calculated and recorded. As of December 31, 2023, the Company recorded $1,528,101 of excise tax liability calculated as 1% of shares redeemed.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 10,081,634 and 25,156,250 shares of Common Stock issued and outstanding, including 5,050,384 and 20,125,000 shares of Common Stock subject to possible redemption which are presented as temporary equity, respectively.

NOTE 8. WARRANTS

As of December 31, 2023 and 2022, there are 20,125,000 Public Warrants outstanding that are classified and accounted for as equity instruments. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the shares of Common Stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying the warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional Common Stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares or Private Warrants held by the initial stockholders or their affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and income thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and Newly Issued Price, and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.

As of December 31, 2023 and 2022, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each Private Warrant is exercisable for one share of Common Stock at an exercise price of $11.50 per share, and (ii) the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets (liability)
Net operating loss carryforward	$—	$—
Unrealized gain on marketable securities	—	—
Business combination expenses	437,530	427,319
Start up costs	974,835	745,713
Total deferred tax assets (liability)	1,412,365	1,173,032
Valuation Allowance	(1,412,365)	(1,173,032)
Deferred tax assets (liability), net of allowance	$—	$—

The income tax (benefit) provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$726,038	$536,853
Deferred	(239,332)	(575,221)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	239,332	575,221
Income tax provision	$726,038	$536,853

As of December 31, 2023 and 2022, the Company has a total of $0 and $0, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2023 and 2022, the Company had did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $239,332. For the year ended December 31, 2022, the change in the valuation allowance was $575,221.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows, as restated:

	December 31,	December 31,
	2023	2022

Statutory federal income tax rate	21.0%	21.0%
Business combination expenses	15.27%	(0.51)%
Change in fair value of warrant liability	1.70%	(12.61)%
Change in fair value of PIPE derivative liability	(6.07)%	(8.28)%
Transaction costs - warrants	0.0%	0.0%
Penalties & Interest	0.08%	0.07%
Valuation allowance	15.73%	4.97%
Income tax provision	47.71%	4.64%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2023 and 2022 remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At December 31, 2023 and 2022, assets held in the Trust Account were comprised of $54,799,478 and $204,044,469, respectively, in money market funds which are primarily invested in U.S. Treasury securities. During the year ended December 31, 2023, the Company withdrew an amount of $1,374,898 in income from the Trust Account that will be used to pay franchise and income taxes. During the year ended December 31, 2022, the Company withdrew an amount of $351,474 in income from the Trust Account that will be used to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in Trust Account	1	$54,799,478	$204,044,469

Liabilities:
Warrant liability – Private Warrants	3	$307,656	$184,594
Non-redemption agreement liability	3	1,441,653	$—

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statements of operations.

The Private Placement Warrants were, initially and as of the end of each subsequent reporting period, valued using a lattice model, specifically a Black-Scholes model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s Common Stock. The expected volatility of the Company’s Common Stock was determined based on the implied volatility of the publicly traded Public Warrants.

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

	December 31,	December 31,
Input	2023	2022
Market price of public shares	$6.20	$10.05
Risk-free rate	3.77%	3.91%
Dividend yield	0.00%	0.00%
Volatility	12.0%	2.6%
Probability of a business combination	100.0%	4.5%
Exercise price	$11.50	$11.50
Effective expiration date	02/09/2029	02/09/2028

The non-redemption agreement liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of non-redemption agreement liability in the consolidated statements of operations.

The non-redemption agreement liability is comprised of 235,180 shares of non-redeemable Common Stock and 235,180 Private Placement Warrants. The non-redeemable Common Stock was valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the non-redeemable Common Stock is equity volatility, probability of acquisition, the discount for marketability and discount for expected forfeiture.

The key inputs into the Monte Carlo model for the non-redeemable Common Stock were as follows:

	December 31,	August 1, 2023
Input	2023	(Initial Measurement)
Market price of public shares	$6.20	$10.57
Probability of acquisition	100.0%	82.0%
Equity volatility	12.0%	19.9%
Discount for lack of marketability	8.00%	3.0%
Discount for expected forfeiture	5.11%	5.1%

The PIPE derivative, associated with the terminated TradeStation merger agreement, was accounted for as a liability in accordance with ASC 815-40. The PIPE derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of PIPE derivative liability in the consolidated statements of operations.

The PIPE derivative was, initially and as of March 31, 2022, valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the PIPE derivative liability is the expected volatility of the Company’s Common Stock. The expected volatility of the Company’s Common Stock was determined based on the implied volatility of the publicly traded Public Warrants.

The PIPE derivative was terminated in congruence with the Company’s termination of the merger agreement with TradeStation, and as a result, the fair value was determined to be $0 as of December 31, 2022.

The following table presents the changes in the fair value of the PIPE derivative liability and the warrant liability:

	Private	Non-Redemption	PIPE
	Placement	Agreement	Derivative
	Warrants	Liability	Liability
Fair value as of December 31, 2022	$184,594	$—	$—
Initial measurement as of August 1, 2023	—	1,881,440	—
Change in valuation inputs or other assumptions	123,062	(439,787)	—
Fair value as of December 31, 2023	$307,656	$1,441,653	$—

		PIPE
	Private	Derivative
	Placement Warrants	Liability
Fair value as of December 31, 2021	$7,137,930	4,566,000
Change in valuation inputs or other assumptions	(6,953,336)	(4,566,000)
Fair value as of December 31, 2022	$184,594	—

There were no transfers between levels during the year ended December 31, 2023 and 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 9, 2024 (the “Closing Date”), the registrant consummated the previously announced transactions pursuant to that certain Business Combination Agreement, dated November 16, 2022 (as amended, the “Business Combination Agreement”), by and among the registrant, the Company, Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of the registrant (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of the registrant (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey. The transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination (the “Closing”), the registrant changed its name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.” (hereinafter referred to as “AtlasClear Holdings”).

Pursuant to the Business Combination Agreement, among other things, (i) Merger Sub 1 merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of AtlasClear Holdings and (ii) Merger Sub 2 merged with and into AtlasClear, with AtlasClear continuing as the surviving corporation and a wholly-owned subsidiary of AtlasClear Holdings. Prior to the Closing, pursuant to the (i) Contribution Agreement (as defined in the Business Combination Agreement), AtlasClear received certain assets from Atlas FinTech and Atlas Financial Technologies Corp., a Delaware corporation, and (ii) Broker-Dealer Acquisition Agreement (as defined in the Business Combination Agreement), completed the acquisition of broker-dealer, Wilson-Davis & Co., Inc. (“Wilson-Davis”). In addition, at Closing, the Bank Acquisition Agreement (as defined in the Business Combination Agreement), pursuant to which AtlasClear has agreed to acquire Commercial Bancorp, a Wyoming corporation and parent of Farmers State Bank (“Commercial Bancorp”), continued to be in full force and effect. Pursuant to the transactions contemplated by a letter of intent, AtlasClear expects to acquire certain technology assets of Pacsquare Technologies, LLC (“Pacsquare”) after the Closing.

In connection with the Closing, and pursuant to the terms of the Business Combination Agreement, AtlasClear Stockholders received merger consideration (the “Merger Consideration Shares”) consisting of 4,440,000 shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”). In addition, the AtlasClear Holdings Stockholders will receive up to 5,944,444 shares of Common Stock (the “Earn Out Shares”) upon certain milestones (based on the achievement of certain price targets of Common Stock following the Closing). In the event such milestones are not met within the first 18 months following the Closing, the Earn Out Shares will not be issued. Atlas FinTech will also receive up to $20 million of shares of Common Stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for five years following Closing, with no catch-up between the years.

In connection with the Closing, each share of the Company’s Common Stock (“Quantum Common Stock” or “Public Shares”) that was outstanding and had not been redeemed was converted into one share of Common Stock. Each outstanding public warrant to purchase Quantum Common Stock became a warrant to purchase one-half of a share of Common Stock. Each outstanding warrant to purchase Quantum Common Stock initially issued in a private placement in connection with Quantum’s initial public offering became a warrant to purchase one share of Common Stock.

In connection with the stockholder vote to approve the Business Combination Agreement and the Business Combination, holders of an aggregate of 4,940,885 shares of Quantum Common Stock properly exercised their right to have their shares redeemed for a full pro rata portion of the Trust Account holding the proceeds from the IPO, which was approximately $10.92 per share, or $53,947,064.28 in the aggregate. The remaining balance of the Trust Account immediately prior to the Closing of approximately $1.2 million was used to partially fund the Business Combination. As a result of such redemptions, a total of 109,499 Public Shares remained outstanding at the Closing. After giving effect to the Business Combination, the redemption of the Public Shares described above, the separation of the former Company Units and the issuance of Merger Consideration Shares and the issuance of shares of Common Stock pursuant to Expense Settlements (described below), as of the Closing Date, there were 11,781,759 shares of Common Stock issued and outstanding.

In connection with the Closing, the Company instructed Continental Stock Transfer & Trust Company (“CST”), as escrow agent under the Stock Escrow Agreement, dated as of February 4, 2021 (the “Stock Escrow Agreement”), between the Company and CST, to release from escrow 4,000,000 of the Founder Shares that were held in escrow pursuant to the terms of the Stock Escrow Agreement (consisting of 949,084 shares owned by Chardan Quantum, LLC and 3,050,916 shares owned by the Sponsor; as contemplated by the previously-disclosed amendment to the Stock Escrow Agreement entered into on October 31, 2023.

The Common Stock commenced trading on the NYSE American LLC (“NYSE”) under the symbol “ATCH” on February 12, 2024. AtlasClear Holdings’ warrants commenced trading on the over-the-counter market (the “OTC”) under the symbol “ATCH WS” on February 12, 2024.

Amendments to Broker-Dealer Acquisition Agreement

Prior to the Closing, AtlasClear and the Company entered into two amendments to the Broker-Dealer Acquisition Agreement with Wilson-Davis and the then-owners of Wilson-Davis (the “Wilson-Davis Sellers”), Amendment No. 8 dated January 9, 2024 (“Amendment No. 8”) and Amendment No. 9 dated February 7, 2024 (“Amendment No. 9” and, together with Amendment No. 8, the “Amendments”). Among other things, the Amendments reduced the total purchase price payable under the Broker- Dealer Acquisition Agreement by $5 million and reduced the cash payable at the Wilson-Davis Closing as part of the purchase price to $8 million, with the balance of the purchase price paid in the form of convertible promissory notes issued by AtlasClear to the Wilson-Davis Sellers, as follows: (i) $5,000,000 in aggregate principal amount of notes due 90 days after the Closing Date (the “Short-Term Notes”) and (ii) $7,971,000 in aggregate principal amount of notes due 24 months after the Closing Date (the “Long-Term Notes” and, together with the Short-Term Notes, the “Seller Notes”). The Short-Term Notes accrue interest at a rate of 9% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, cash), and are convertible at the option of the holder at any time during the continuance of an event of default, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion. The Long-Term Notes accrue interest at a rate of 13% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, in cash), and are convertible at the option of the holder at any time commencing six months after the Closing Date, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion (or 85% if an event of default occurs and is continuing).

Pursuant to the terms of the Amendments, at the closing of the transactions contemplated by the Broker-Dealer Acquisition Agreement (the “Wilson-Davis Closing”) the Company entered into a parent guaranty and registration rights agreement with the Wilson-Davis Sellers (the “Wilson-Davis Guaranty and RRA”), pursuant to which the Company guaranteed the obligations of AtlasClear under the Notes. The Company also agreed (i) to file, within 30 days of the Closing Date, a registration statement with the SEC, registering the resale of the shares of Common Stock issuable upon conversion of the Notes and (ii) if necessary to allow any of the Notes to be converted into shares of Common Stock in accordance with the rules of the NYSE, to seek stockholder approval for the issuance of such shares, including by filing a proxy statement by no later than April 30, 2024.

The Sponsor also entered into Amendment No. 9, for the limited purpose of agreeing to transfer certain Founder Shares owned by the Sponsor to the Wilson-Davis Sellers. The Sponsor agreed to transfer to the Wilson-Davis Sellers, at the Wilson-Davis Closing, Founder Shares having an aggregate value of $6 million, based on the VWAP of Quantum Common Stock for the five trading days immediately prior to the Wilson-Davis Closing, which resulted in the transfer of an aggregate of 885,010 Founder Shares at the Closing. From time to time prior to the six month anniversary of the Closing, the Sponsor may be required to transfer additional Founder Shares to the Wilson-Davis Sellers, as set forth in Amendment No. 9, provided that in no event will the Sponsor be required to transfer more than an aggregate of 2,500,000 Founder Shares (including the Founder Shares transferred at the Closing).

Convertible Note Financing

On February 9, 2024, the WDCO and Quantum entered into a securities purchase agreement (the “Purchase Agreement”) with Funicular Funds, LP, a Delaware limited partnership (“Funicular”), pursuant to which the Company sold and issued to Funicular, on that date, a secured convertible promissory note in the principal amount of $6,000,000 (the “Funicular Note”) for a purchase price of $6,000,000, in a private placement (the “Note Financing”). The proceeds raised in the Note Financing were used to pay a portion of the purchase price paid at Closing to the Wilson-Davis Sellers.

The Funicular Note has a stated maturity date of November 9, 2025. Interest accrues at a rate per annum equal to 12.5%, and is payable semi-annually on each June 30 and December 31. On each interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind by increasing the principal amount of the Funicular Note. In the event of an Event of Default (as defined in the Funicular Note), in addition to Funicular’s other rights and remedies, the interest rate would increase to 20% per annum. The Funicular Note is convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at an initial conversion price of $10.00 per share (the “Conversion Price”). The Conversion Price is subject to adjustment monthly to a price equal to the trailing five-day VWAP, subject to a floor of $2.00 per share (provided that if the Company sells stock at an effective price below $2.00 per share, such floor would be reduced to such effective price), and is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. The Company has the right to redeem the Funicular Note upon 30 days’ notice after the earlier of August 7, 2024 and the effectiveness of the Registration Statement (as defined in the Funicular Note), and Funicular would have the right to require the Company to redeem the Note in connection with a Change of Control (as defined in the Note), in each case for a price equal to 101% of the outstanding principal amount of the Note plus accrued and unpaid interest. The Funicular Note contains covenants which, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, incur additional liens and sell its assets or properties.

The Funicular Note is secured by a perfected security interest in substantially all of the existing and future assets of the Company and each Grantor (as defined in the Security Agreement, as defined below), including a pledge of all of the capital stock of each of the Grantors, subject to certain exceptions, as evidenced by (i) a security agreement, dated as of February 9, 2024 (the “Security Agreement”), entered into among the Company, each of the Company’s subsidiaries and Funicular, and (ii) a guaranty, dated as of February 9, 2024 (the “Guaranty”), executed by each of the Company’s subsidiaries pursuant to which each of them has agreed to guaranty the obligations of the Company under the Funicular Note and the other Loan Documents (as defined in the Funicular Note).

Pursuant to the Purchase Agreement, the Company agreed, among other things, that if the Funicular Note becomes convertible into a number of shares of Common Stock in excess of 19.9% of the Company’s total number of shares of Common Stock outstanding, to seek the approval of its stockholders for the issuance of all shares of Common Stock issuable upon conversion of the Funicular Note in excess of that amount, in accordance with the rules of the NYSE American. Also pursuant to the Purchase Agreement, at the Closing the Sponsor transferred 600,000 Founder Shares and 600,000 private placement warrants to Funicular, which transfers terminated Quantum’s obligation to issue shares to Funicular pursuant to the terms of the non-redemption agreement, dated August 1, 2023, between Quantum and Funicular and previously disclosed in the Proxy Statement/Prospectus.

In connection with the Note Financing, on February 9, 2024, the Company entered into a registration rights agreement with Funicular (the “Funicular Registration Rights Agreement”), pursuant to which the Company agreed, among other things, to file with the U.S. Securities and Exchange Commission within 15 days after the Closing Date a registration statement registering the resale of the shares of Common Stock issuable upon exercise of the Funicular Note (the “Funicular Registration Statement”), and the Company agreed to use its best efforts to have the Funicular Registration Statement declared effective as promptly as reasonably possible after the filing thereof, but in any event within 60 days of the Closing Date. If the registration statement is not filed within 30 days after the Closing or is not declared effective by the applicable deadline set forth in the Registration Rights Agreement, or under certain other circumstances described in the Registration Rights Agreement, then the Company shall be obligated to pay to the Buyer an amount in cash equal to 5% of the original principal amount of the Note on a monthly basis until the applicable event giving rise to such payments is cured. The Funicular Registration Rights Agreement also provides that the Company is obligated to file additional registration statements under certain circumstances, and provides Funicular with customary “piggyback” registration rights.

Expense Settlements

In connection with the Closing, the Company and Chardan Capital Markets LLC (“Chardan”) agreed that the fee, in the amount of $7,043,750, payable by the Company to Chardan upon the Closing pursuant to the terms of the business combination marketing agreement entered into in connection with Quantum’s initial public offering, would be waived in exchange for the issuance by the Company to Chardan of a convertible promissory note in the aggregate principal amount of $4,150,000. Such note (the “Chardan Note”) was issued by the Company at the Closing.

The Chardan Note has a stated maturity date of February 9, 2028. Interest accrues at a rate per annum equal to 13%, and is payable quarterly on the first day of each calendar quarter. On each interest payment date, the accrued and unpaid interest shall, at the election of the Company, be either paid in cash or, subject to the satisfaction of certain conditions, in shares of Common Stock, at a rate equal to 85% of the VWAP for the trading day immediately prior to the applicable interest payment date. The Chardan Note is convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at a conversion price equal to 90% of the VWAP of the Common Stock for the trading day immediately preceding the applicable conversion date. In addition, on each conversion date the Company is required to pay to Chardan in cash (or, at the Company’s option and subject to certain conditions, a combination of cash and Common Stock) all accrued interest on the Chardan Note and all interest that would otherwise accrue on the amount of the Note being converted if such converted amount would be held to three years after the applicable conversion date. Conversion of the Chardan Note, including the issuance of shares to pay interest thereon, is limited to the extent that such conversion would result in Chardan (together with its affiliates and any other persons acting as a group together with Chardan or its affiliates) beneficially owning in excess of 9.99% of the outstanding shares of Common Stock outstanding immediately prior to such conversion. The conversion price applicable to the Chardan Note is subject to adjustment is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and is subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for, Common Stock at a price below the then-applicable conversion price (subject to certain exceptions). The Chardan Note is subject to a demand for immediate repayment in cash upon the occurrence of certain events of default specified therein.

Also on February 9, 2024, the Company entered into a registration rights agreement with Chardan (the “Chardan Registration Rights Agreement”), pursuant to which the Company agreed, among other things, to file with the U.S. Securities and Exchange Commission within 45 days after the Closing Date a registration statement registering the resale of the shares of Common Stock issuable upon exercise of the Chardan Note and to use its reasonable best efforts to have such registration statement declared effective as soon as possible after filing. If the registration statement is not filed within 45 days after the Closing or is not effective within a specified period after the Closing (or if effectiveness is subsequently suspended or terminated for at least 15 days, subject to certain exceptions), then the interest rate of the Chardan Note will increase by 2% for each week that such event continues. The Chardan Registration Rights Agreement also provides that the Company is obligated to file additional registration statements under certain circumstances, and provides Chardan with customary “piggyback” registration rights.

Also in connection with the Closing, the Company agreed to settle certain accrued expenses and other obligations to certain parties through the issuance of shares of Common Stock. Pursuant to such arrangements, the Company issued an aggregate of 2,201,010 shares of Common Stock in settlement of obligations in the aggregate amount of $5,448,933, including the issuance of 2,000,000 shares of Common Stock to Qvent, LLC, an affiliate of the Sponsor, in settlement of an aggregate of $4,633,833 advanced to Quantum through the Closing Date.

Indemnification Agreements

On the Closing Date, in connection with the Closing, the Company entered into indemnification agreements with each of its directors and executive officers, which provide for indemnification and advancements by the Company of certain expenses and costs under certain circumstances. The indemnification agreements provide that AtlasClear Holdings will indemnify each of its directors and executive officers against any and all expenses incurred by that director or executive officer because of his or her status as a director or officer of AtlasClear Holdings, to the fullest extent permitted by Delaware law, the Amended and Restated Charter (as defined below) and the Amended and Restated Bylaws (as defined below).

Assignment, Assumption and Amendment Agreement

On the Closing Date, the Company, AtlasClear Holdings and CST entered into that certain Assignment, Assumption and Amendment Agreement (the “New Warrant Agreement”). The New Warrant Agreement amends that certain Warrant Agreement, dated as of February 4, 2021, by and between the Company and CST (the “Existing Warrant Agreement”), to provide for the assignment by the Company of all its rights, title and interest in the warrants of the Company to AtlasClear Holdings. Pursuant to the New Warrant Agreement, all Company warrants under the Existing Warrant Agreement will no longer be exercisable for shares of Quantum Common Stock, but instead will be exercisable for shares of Common Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtlasClear Holdings, Inc.

Date: April 16, 2024		/s/ Robert McBey
	Name:	Robert McBey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert McBey	Chief Executive Officer and Chairman of the Board	April 16, 2024
Robert McBey	(Principal Executive Officer)

/s/ Richard Barber	Chief Financial Officer	April 16, 2024
Richard Barber	(Principal Financial and Accounting Officer)

/s/ John Schaible	Chief Strategy Officer and Director	April 16, 2024
John Schaible

/s/ Craig Ridenhour	Chief Business Development Officer and Director	April 16, 2024
Craig Ridenhour

/s/ Steven J. Carlson	Director	April 16, 2024
Steven J. Carlson

/s/ Thomas J. Hammond	Director	April 16, 2024
Thomas J. Hammond

/s/ Sandip I. Patel	Director	April 16, 2024
Sandip I. Patel

/s/ James Tabacchi	Director	April 16, 2024
James Tabacchi

67