Form 10-Q
period 2024-03-31
AtlasClear Holdings, Inc.
filed 2024-05-28
CIK 1963088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-41956

AtlasClear Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-2303797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4030 Henderson Blvd, Suite 712 Tampa, FL	33629
(Address of principal executive offices)	(Zip Code)

(727) 446-6660

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	ATCH	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 24, 2024, there were 12,455,157 shares of common stock, $0.0001 par value, issued and outstanding.

ATLASCLEAR HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,194,912	$619,554
Cash segregated - customers	20,161,017	—
Cash segregated - PAB	200,762	—
Receivables - broker-dealers and clearing organizations	3,489,804	—
Receivables - customers, net	687,937	—
Other receivables	79,543	—
Prepaid income tax	139,316	—
Prepaids	106,362	58,828
Trading securities, market value, net	55	54,799,478
Total Current Assets	32,059,708	55,477,860

Operating Lease Right to Use Lease Asset	368,965	—
Property and equipment, net	20,599	—
Customer list, net	14,238,178	—
Identified licenses	4,553,944	—
Pacsquare asset purchase	1,416,000	—
Technology acquired, net	17,845,813	—
Cash deposits - broker-dealers and clearing organizations	3,515,000	—
Winston Strawn Subscription Agreement	1,875,150	—
Commercial bank acquisition deposit	91,200	—
Other assets	388,418	—
TOTAL ASSETS	$76,372,975	$55,477,860

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Payables to customers	$22,025,211	$—
Accounts and payables to officers/directors	551,007	—
Accounts payable and accrued expenses	3,652,809	5,510,760
Non-redemption agreement liability	—	1,441,653
Payables - broker-dealers and clearing organizations	486,958	—
Commissions, payroll and payroll taxes	219,765	—
Current portion of lease liability	159,933	—
Advances from related parties	—	3,104,097
Stock payable	1,244,965	—
Convertible Notes, net	3,775,017	—
Secured Convertible Note, net	5,101,163	—
Promissory notes	2,576,714	—
Promissory notes - related party	—	480,000
Short-term merger financing, net	4,788,824	—
Excise tax payable	2,067,572	1,528,101
Deferred income tax liability	900	—
Total Current Liabilities	46,650,838	12,064,611

Accrued contingent liability	100,000	—
Long-term merger financing, net	7,249,309	—
Derivative liability - convertible notes	12,369,480	—
Derivative liability - Warrants	615,312	307,656
Earnout - liability	11,183,000	—
Subordinated borrowings	1,950,000	—
Trading account deposit	100,000	—
Long-term lease liability	214,281	—
TOTAL LIABILITIES	80,432,220	12,372,267

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption	—	54,618,469

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,277,759 and 5,031,250 shares issued and outstanding (excluding 0 and 5,050,384 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	1,229	503
Additional paid-in-capital	97,162,370	—
Accumulated Deficit	(101,222,844)	(11,513,379)
TOTAL STOCKHOLDERS’ DEFICIT	(4,059,245)	(11,512,876)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$76,372,975	$55,477,860

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
REVENUES
Commissions	$929,514	$—
Vetting fees	159,075	—
Clearing fees	131,843	—
Net gain/(loss) on firm trading accounts	3,656	—
Other	46,596	—
TOTAL REVENUES	1,270,684	—

EXPENSES
Compensation, payroll taxes and benefits	1,031,779	—
Data processing and clearing costs	455,703	—
Regulatory, professional fees and related expenses	11,537,254	907,809
Stock compensation - founder share transfer	1,462,650	—
Communications	82,590	—
Occupancy and equipment	21,559	—
Transfer fees	20,618	—
Bank charges	36,176	—
Intangible assets amortization	453,464	—
Other	38,798	—
TOTAL EXPENSES	15,140,591	907,809

LOSS FROM OPERATIONS	(13,869,907)	(907,809)

OTHER INCOME/(EXPENSE)
Interest income	607,444	1,301,453
Loss on AtlasClear asset acquisition	(68,546,956)	—
Vendor settlements	765,274	61,532
Change in fair value of warrant liability derivative	(307,656)	—
Change in fair value, convertible note derivative	(2,593,750)	—
Change in fair value, long-term and short-term note derivative	(8,106,998)	—
Change in fair value of non-redemption agreement	(164,626)	—
Change in fair value of earnout liability	(220,000)	—
Change in fair value of subscription agreement	4,375,150	—
Interest expense	(521,392)	—
TOTAL OTHER INCOME/(EXPENSE)	(74,713,510)	1,362,985

NET INCOME/(LOSS) BEFORE INCOME TAXES	(88,583,417)	455,176

Income tax (expense) benefit	6,000	(262,805)

NET INCOME/(LOSS)	$(88,577,417)	$192,371

Basic and diluted weighted average shares outstanding, redeemable common stock	9,048,173	11,976,319
Basic and diluted net income (loss) per share, redeemable common stock	$(7.86)	$0.01

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,219,949	5,031,250
Basic and diluted net income (loss) per share, non-redeemable common stock	$(7.86)	$0.01

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	5,031,250	$503	$—	$(11,513,379)	$(11,512,876)

Common stock no longer subject to redemption	109,499	11	1,195,555	—	1,195,566

Common stock issued to settled vendor obligations	321,010	32	1,513,068	—	1,513,100

Stock Compensation Expense - Founder Shares transferred at closing	—	—	1,462,650	—	1,462,650

Founder Shares transferred at closing to non-redemption agreement holders	—	—	1,606,279	—	1,606,279

Founder Shares transferred at closing as consideration for Wilson Davis Acquisition	—	—	8,850,100	—	8,850,100

Founder Shares and warrants transferred to Secured convertible note holders	—	—	1,003,632	—	1,003,632

Shares issued to settle related party advances and promissory notes	2,000,000	200	4,577,369	—	4,577,569

Shares issued as purchase consideration for the assets of AtlasClear, Inc.	4,440,000	445	44,399,555	—	44,400,000

Earnout shares granted as purchase consideration for the assets of AtlasClear, Inc.	—	—	31,347,000	—	31,347,000

Shares issued as deposit for the Commercial Bank acquisition	40,000	4	91,196	—	91,200

Shares issued as purchase consideration for the assets of Pacsquare	336,000	34	1,115,966	—	1,116,000

Accretion of Common Stock subject to Possible Redemption	—	—	—	(592,577)	(592,577)

Excise taxes related to redemptions	—	—	—	(539,471)	(539,471)

Net income	—	—	—	(88,577,417)	(88,577,417)

Balance — March 31, 2024	12,277,759	1,229	97,162,370	(101,222,844)	(4,059,245)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	5,031,250	$503	$—	$(5,010,342)	$(5,009,839)

Accretion of Common Stock subject to Possible Redemption	—	—	—	(1,260,719)	(1,260,719)

Excise taxes related to redemptions	—	—	—	(1,485,236)	(1,485,236)

Net income	—	—	—	192,371	192,371

Balance — March 31, 2023	5,031,250	503	—	(7,563,926)	(7,563,423)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

Net income (loss)	$(88,577,417)	$192,371
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of warrants	307,656	(61,532)
Change in Fair Value, non-redemption agreement liability	164,626	—
Loss on Business Combination	68,546,955	—
Transaction costs incurred in connection with IPO	(765,274)	—
Change in Fair Value, Chardan Note Payable Conversion Liability	2,593,750	—
Change in Fair Value, Long-Term and Short-Term Investor Notes	8,106,998	—
Interest expense on convertible notes	497,052	—
Transaction costs paid with stock	1,513,101	—
Stock based compensation	1,462,650	—
Change in Fair Value, Earnout Liability	220,000	—
Consulting expenses as stock payable	1,244,965	—
Change in operating lease expense	(529)	—
Interest expenses (earned) on marketable securities held in Trust Account	(251,569)	(1,301,453)
Change in Fair Value, Subscription Agreement Convertible Asset	(4,375,150)	—
Depreciation expense	3,046	—
Amortization of intangibles	453,464	—
Change in allowance for Doubtful accounts	(277,416)	—
Changes in operating assets and liabilities:
Marketable securities	6,820	—
Receivables from brokers & dealers	46,773	—
Receivables from customers	112,251	—
Receivables from others	(73,744)	—
Advances & prepaid expenses	(44,553)	1,881
Cash deposits with clearing organization & other B/Ds	21,664	—
Other assets	(3,360)	—
Payables to customers	(3,262,502)	—
Payables to officers & directors	(37,524)	(38,986)
Payable to brokers & dealers	469,140	—
Accounts payable and accrued expenses	(377,175)	409,756
Commissions and payroll taxes payable	(13,983)	—
Stock Loan	(1,048,168)	—

CASH USED FOR OPERATING ACTIVITIES	(13,337,453)	(797,963)

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(UNAUDITED)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of Pacsquare	(300,000)	—
Cash received from acquisition of Wilson-Davis	33,333,876	—
Investment of cash into Trust Account	(160,000)	(350,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	68,418	1,015,001
Cash withdrawn from Trust Account for working capital purposes	1,195,565	—
Cash withdrawn from Trust Account in connection with redemption	53,947,064	148,523,642
Cash paid to Wilson Davis shareholders	(7,127,569)	—
CASH PROVIDED BY INVESTING ACTIVITIES	80,957,354	149,188,643

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	1,052,300	1,398,950
Proceeds from Secured Convertible Note	6,000,000	—
Transaction cost financed	6,212,000	—
Redemption of common stock	(53,947,064)	(148,523,642)
CASH USED FOR FINANCING ACTIVITIES	(40,682,764)	(147,124,692)

NET INCREASE (DECREASE) IN CASH	26,937,137	1,265,988

CASH AT BEGINNING OF YEAR	619,554	129,560

CASH AT YEAR END	$27,556,691	$1,395,548

Non-cash investing and financing activities:
Shares issued to settled advances from related party and notes payable related party	4,577,569	—
Transaction cost settled with subscription payable	2,500,000	—
Fair value of equity treated earnout in AtlasClear, Inc asset acquisition	31,347,000	—
Fair value of shares issued in AtlasClear, Inc asset acquisition	44,000,000	—
Fair value of liability treated earnout in AtlasClear, Inc asset acquisition	10,963,000	—
Fair value of shares transferred to Wilson Davis shareholders	8,850,100	—
Short term notes issued to Wilson Davis shareholders	5,000,000	—
Long term notes issued to Wilson Davis shareholders	7,971,197	—
Common stock issued to settled vendor obligations	1,513,100	—
Fair value of shares transferred to Secured convertible note holders	1,003,632	—
Redeemable shares transferred to permanent equity	1,195,555	—
Non-redemption agreement re-classed to permanent equity	1,606,279	—
Accretion of common stock subject to possible redemption	592,577	1,260,719
Excise tax related to redemptions	539,471	1,485,236
Shares issued to purchase Pacsquare	1,116,000	—
Shares issued as deposit for Commercial bank acquisition	91,200	—
Cash paid for interest	—	—
Cash paid for taxes	—	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

AtlasClear Holdings, Inc. (formerly known as Calculator New Pubco, Inc.) (the “Company” or “AtlasClear Holdings”) is a Delaware corporation and a direct, wholly-owned subsidiary of Quantum FinTech Acquisition Corporation (“Quantum”) formed solely for the purpose of effectuating a business combination. Quantum was incorporated in Delaware on October 1, 2020. Quantum was a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

On February 9, 2024 (the “Closing Date”), the Company consummated the previously announced transactions pursuant to that certain Business Combination Agreement, dated November 16, 2022 (as amended, the “Business Combination Agreement”), by and among the Company, Quantum, Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of the registrant (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of the registrant (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey. The transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination (the “Closing”), the Company changed its name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.” As a result, the operation history of Quantum survived the merger.

Pursuant to the Business Combination Agreement, among other things, (i) Merger Sub 1 merged with and into Quantum, with Quantum continuing as the surviving corporation and a wholly-owned subsidiary of AtlasClear Holdings and (ii) Merger Sub 2 merged with and into AtlasClear, with AtlasClear continuing as the surviving corporation and a wholly-owned subsidiary of AtlasClear Holdings. Prior to the Closing, pursuant to the (i) Contribution Agreement (as defined in the Business Combination Agreement), AtlasClear received certain assets from Atlas FinTech and Atlas Financial Technologies Corp., a Delaware corporation, and (ii) Broker-Dealer Acquisition Agreement (as defined in the Business Combination Agreement), AtlasClear completed the acquisition of broker-dealer, Wilson-Davis & Co., Inc. (“Wilson-Davis”). In addition, at Closing, the Bank Acquisition Agreement (as defined in the Business Combination Agreement), pursuant to which AtlasClear has agreed to acquire Commercial Bancorp, a Wyoming corporation and parent of Farmers State Bank (“Commercial Bancorp”), continued to be in full force and effect. Pursuant to the transactions contemplated by a letter of intent, on February 16, 2024, AtlasClear and Pacsquare Technologies, LLC (“Pacsquare”) entered into a Source Code Purchase and Master Services Agreement (the “Pacsquare Purchase Agreement”), pursuant to which AtlasClear purchased a proprietary trading platform with clearing and settlement capabilities that will be developed by Pacsquare, including certain software and source code (the “AtlasClear Platform”).

The Business Combination has been accounted for in accordance with the acquisition method of accounting, with Quantum considered to be the accounting acquirer of Wilson-Davis. Under the acquisition method of accounting, the preliminary purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess purchase price, if any, allocated to goodwill. Costs related to the transaction were expensed as incurred. (See Note 8 – Acquisition of Wilson-Davis).

AtlasClear Holdings’ goal is to build a cutting-edge technology enabled financial services firm that would create a more efficient platform for trading, clearing, settlement and banking, with evolving and innovative financial products that focus on financial services firms. AtlasClear Holdings is a fintech driven business-to-business platform that expects to power innovation in fintech, investing, and trading.

AtlasClear does not meet the definition of a business and therefore was treated as an asset acquisition by AtlasClear Holdings. As such the assets contributed from Atlas Fintech and the net assets of AtlasClear were recognized at historical cost. ASC 350 prohibits the recognition of goodwill in an asset purchase. (See Note 9 – Acquisition of Assets of AtlasClear, Inc.)

Quantum was deemed the accounting acquirer based on the following factors: i) Quantum issued cash and shares of its common stock; ii) Quantum controlled the voting rights under the no redemption and the maximum contractual redemption scenarios; iii) Quantum had the largest minority voting interest; iv) Quantum has control over the board of directors of the post-combination company and most of senior management of the post-combination company are former officers of Quantum.

Wilson-Davis is a securities broker and dealer, dealing in over-the-counter and listed securities. Wilson-Davis is registered with the Securities and Exchange Commission (the “SEC”)) and is a member of the Financial Industry Regulatory Authority.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Revenue is derived principally Wilson-Davis’ operations in three areas: commission revenue, fee revenue and interest revenue.

Wilson-Davis has operations in Utah, Arizona, California, Colorado, Florida, New York, Oklahoma and Texas. Transactions for customers are principally in the states where the Company operates, however, some customers are located in other states in which the Company is registered. Principal trading activities are conducted with other broker dealers throughout the United States.

Going Concern

As of March 31, 2024, the Consolidated Company had $7,194,912 in its operating bank accounts and working capital deficit of $14,591,130.

The Company has raised and intends to raise additional capital through loans or additional investments from its stockholders, officers, directors, or third parties. The Company’s officers and directors may, but are not obligated to loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. As such the Company has accrued for the estimated excise tax as a result of the redemptions that occurred after December 31, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on April 16, 2024. The accompanying condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements included in this Form 10-K. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the private warrant liabilities, the fair value of the Subscription Agreement, the fair value of the conversion liabilities, fair value of the customer list, licenses acquired on February 9, 2024. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all operating accounts that hold money market funds held and short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Trading Securities

Securities held in the Company’s trading account and trading securities, consist primarily of over-the-counter securities and are valued based upon quoted market prices. The value of securities that are not readily marketable are estimated by management based upon quoted prices, the number of market makers, trading volume and number of shares held. Unrealized gains and losses are reflected in income in the financial statements.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is provided using accelerated and straight-line methods over expected useful lives of three to seven years.

Leases

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability on the statement of financial condition for all leases with terms longer than 12 months. Pursuant to this standard, the Company has recorded an operating lease right-of use (“ROU”) asset and operating lease liability in the accompanying balance sheet as of March 31, 2024.

The Company leases office space under the terms of several operating leases. The determination of whether an arrangement is a lease is made at the lease’s inception. Under ASC 842, a contract is (or contains) a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined under the standard as having both the right to obtain substantially all of the economic benefits from use of the asset and the right to direct the use of the asset. Management only reassesses its determination if the terms and conditions of the contract are changed.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when it is readily determinable. Since the Company’s leases do not provide implicit rates, to determine the present value of lease payments, management uses the Company’s estimated incremental borrowing rate based on the information available at lease commencement.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants that do not meet all the criteria for equity classification are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the private warrants was estimated using a Black-Scholes model approach (see Note 9).

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Income Taxes

The Company utilizes the asset and liability method to account for income taxes. The objective of this method is to establish deferred tax assets and liabilities for the temporary differences between net income for financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized.

Income tax expense or benefit is provided based upon the financial statement earnings of the Company. The allowance for doubtful accounts is deductible for financial statement purposes, but not for tax purposes. Depreciation expense is recognized in different periods for tax and financial accounting purposes due to the use of accelerated depreciation methods for income tax purposes. The tax effects of such differences are reported as deferred income taxes in the financial statements.

Revenue Recognition

Wilson-Davis, a subsidiary of the Company, recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, using the modified retrospective method. This revenue recognition guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five-step model to: (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when the entity satisfies a performance obligation.

Wilson-Davis acts as an agent by selling securities to customers and collecting commissions. Wilson-Davis recognizes commissions on a trade date basis, which is the day the transaction is executed. Wilson-Davis believes that the performance obligation is satisfied on the trade date because that is when the security is selected, the price is determined, the trade is executed, and the risks and rewards of ownership have been transferred to/from the customer.

Wilson-Davis also receives commissions on mutual funds purchased by customers. Wilson-Davis believes that the performance obligation is not satisfied until the mutual funds are purchased by customers and recognizes the commission at that time.

Wilson-Davis performs vetting services to customers that wish to convert restricted stock to eligible trading stock. In addition, Wilson-Davis charges clearing fees to another broker-dealer for which it clears trades. Wilson-Davis recognizes revenue as the related performance obligations are satisfied.

Net (Loss) Income per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. (Loss) Income is allocated between redeemable and non-redeemable shares based on relative amounts of weighted average shares outstanding. Accretion associated with the redeemable shares of common stock is excluded from (loss) income per share as the redemption value approximates fair value.

The calculation of diluted net (loss) income per share does not consider the effect of the convertible derivative liability nor the warrants issued and outstanding. The calculation excludes the dilutive impact of these instruments because the issuance of the securities underlying the exercise of the warrants are contingent upon the occurrence of future events and inclusion would be antidilutive. As a

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	Three Months Ended
	March 31, 2024		March 31, 2023
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$(71,126,651)	$(17,450,766)	$135,463	$56,908
Denominator:
Basic and diluted weighted average common stock outstanding	9,048,173	2,219,949	11,976,319	5,031,250
Basic and diluted net income per common stock	$(7.86)	$(7.86)	$0.01	$0.01

Below is a summary of the dilutive instruments as of March 31, 2024 and 2023, these were excluded as including them would be anti dilutive as of March 31, 2024 and were excluded in March 31, 2023 as the exercise was contingent:

Description	March 31, 2024	March 31, 2023
Short Term Notes	5,390,752	—
Secured convertible note	18,000,000	—
Subscription agreement	833,333	—
Promissory note	704,404	—
Total Shares issuable under Convertible Note obligations	24,928,489	—
Public Warrants	10,062,500	10,062,500
Private Warrants	5,553,125	6,153,125
Secured convertible note warrants	600,000	—
Total dilutive	41,144,114	16,153,125

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities, convertible derivatives and the earnout out liability (see Note 14).

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. CASH SEGREGATED IN ACCORDANCE WITH FEDERAL REGULATIONS

Wilson-Davis is required by Rule 15c3-3 of the SEC to maintain a cash reserve with respect to customers’ transactions and credit balances, on a settlement date basis. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of March 31, 2024, was calculated to be $19,296,856. Wilson-Davis had $19,200,000 cash which was $96,856 less than the amount required. On April 1, 2024, Wilson-Davis deposited $600,000 to the reserve account in accordance with the rule, which resulted in an excess of $504,026.

Wilson-Davis is required by Rule 15c3-3 of the SEC to maintain a cash reserve with respect to broker-dealer transactions and credit balances. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of March 31, 2024, was calculated to be $100,000. Wilson-Davis had $200,000 cash on deposit in the reserve account, which was $100,000 more than the amount required.

NOTE 4. NET CAPITAL REQUIREMENTS

As a broker-dealer, Wilson-Davis is subject to the uniform net capital rule adopted and administered by the SEC. The rule requires maintenance of minimum net capital and prohibits a broker-dealer from engaging in securities transactions at a time when its net capital falls below minimum requirements, as those terms are defined by the rule. Under the alternative method permitted by this rule, net capital shall not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. Also, Wilson-Davis has a minimum requirement based upon the number of securities markets that it maintains. On March 31, 2024, Wilson-Davis’s net capital was $10,449,178, which was $10,199,178 in excess of the minimum required.

NOTE 5 – CASH AND RESTRICTED CASH

Reconciliation of cash and restricted cash as shown in the condensed statements of cash flows is presented in the table below:

For the Three Months
Ended
March 31, 2024
Cash and cash equivalents	$7,194,912
Cash segregated - customers	20,161,017
Cash segregated - PAB	200,762
Total cash and restricted cash shown in the statement of cash flows.	$27,556,691

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On October 23, 2020, Quantum Ventures LLC (“Quantum Ventures”), an affiliate of the Company, purchased 4,312,500 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. In January 2021, Quantum Ventures sold 813,500 Founder Shares to Chardan Quantum LLC (“Chardan Quantum” and together with Quantum Ventures, the “Co-Sponsors”) and 35,000 Founder Shares to each of the Company’s directors and director nominees, for a total of 245,000 Founder Shares, in each case at the original price per share, resulting in Quantum Ventures holding a balance of 3,254,000 Founder Shares. On February 4, 2021, the Company effected a stock dividend of 718,750 shares with respect to its common stock, resulting in the initial stockholders holding an aggregate of 5,031,250 Founder Shares. The Founder Shares included an aggregate of up to 656,250 shares that were subject to forfeiture. As a result of the underwriters’ election to fully exercise their over-allotment option on February 12, 2021, no Founder Shares are currently subject to forfeiture. As of December 31, 2023 there were 5,031,250 Founder Shares issued and outstanding.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

The sale of the Founders Shares to the Company’s directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 245,000 shares granted to the Company’s directors and director nominees was $1,462,650 or $5.97 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense had been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. Since the transaction closed on February 9, 2024 the transaction was recognized as of February 9, 2024.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, Quantum Ventures or an affiliate of Quantum Ventures, or certain of the Company’s officers and directors may have, but were not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans were to be evidenced by promissory notes. The notes were to be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may have been converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants.

In October 2021, Quantum Ventures committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans. In February 2022, Quantum Ventures committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans.

On March 14, 2022, the Company issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. The note bore no interest and was payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of an initial business combination. The note was required to be repaid in cash at the Closing and was not convertible into Private Warrants. As of December 31, 2023, a principal balance of $480,000 had been advanced. The promissory note was past due as of December 31, 2023 and on February 9, 2024, upon the Closing of the Business Combination, the unsecured promissory note was settled with the issuance of 2,000,000 shares (see Note 7.)

Advances from Related Parties

As of March 31, 2024 and December 31, 2023, the Co-Sponsors had advanced $0 and $3,104,097, respectively, to the Company. Through February 9, 2024, the Co-Sponsors advanced an additional $1,052,300 for an aggregate of $4,156,397 advanced to the Company and offset the balance by $58,828 in receivable from Co-Sponsor. On February 9, 2024, upon the Closing of the Business Combination, the advances from related party, the related party loan of $480,000 as described above and the $58,828 receivable from related party was settled with the issuance of 2,000,000 shares settling a total of $4,636,397 in liabilities and $58,828 in receivables (see Note 7.)

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on February 4, 2021, the holders of the Founder Shares, as well as the holders of the Private Warrants (and underlying securities) and any warrants issued in payment of Working Capital Loans made to the Company (and underlying securities) will have registration and stockholder rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) can elect to exercise these registration rights at any time after the consummation of a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration and stockholder rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On May 14, 2024, the Company filed a registration statement on Form S-1 to register the resale of up to 37,885,852 shares of Common Stock by the selling stockholders named in the registration statement. The Company will not receive any of the proceeds from these sales.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

Non-Redemption Agreement

On August 1, 2023, the Company and Quantum Ventures entered into a non-redemption agreement (the “Non-Redemption Agreement”) with Funicular Funds, LP (the “Holder”) in exchange for the Holder agreeing either not to request redemption in connection with the Extension (as defined below) or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 2,351,800 shares of common stock at the special meeting of stockholders called by the Company to, among other things, approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate an initial business combination to up to February 9, 2024 or such earlier date as is determined by the board of directors of the Company to be in the best interests of the Company (the “Extension”). In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an initial business combination, (i) Quantum Ventures (or its designees or transferees) will surrender and forfeit to the Company for no consideration an aggregate of 235,180 shares of common stock held by Quantum Ventures (the “Forfeited Shares”) and an aggregate of 235,180 warrants held by Quantum Ventures to purchase 235,180 shares of common stock (the “Forfeited Warrants”) and (ii) the Company shall issue to the Holder a number shares of common stock equal to the number of Forfeited Shares and a number of warrants to purchase shares of common stock equal to the number of Forfeited Warrants. As a result of the closing of the Business Combination, there is no further obligation regarding the Non-Redemption Agreement, as such the liability was trued up as of February 9, 2024 and transferred to permanent equity as the shares have been transferred.

Expense Settlements

In connection with the Closing, AtlasClear Holdings agreed to settle certain accrued expenses and other obligations to certain parties through the issuance of shares of Common Stock. Pursuant to such arrangements, on February 9, 2024, AtlasClear Holdings issued an aggregate of 2,201,010 shares of Common Stock in settlement of obligations in the aggregate amount of $5,448,933, including the issuance of 2,000,000 shares of Common Stock to Qvent, LLC, an affiliate of Quantum Ventures, in settlement of an aggregate of $4,577,569 advanced to Quantum through the Closing Date. Additionally, on the Closing Date, AtlasClear Holdings issued notes to settle other expenses of Quantum in the aggregate principal amount of approximately $3.3 million, some of which are convertible into shares of Common Stock.

Additional Settlements

●	Grant Thornton LLP – 46,010 shares of Common Stock that were issued to Grant Thornton LLP (“Grant Thornton”), pursuant to a Satisfaction and Discharge Agreement, dated as of February 9, 2024, between Grant Thornton and the Company (the “Grant Thornton Agreement”), in lieu of payment for services in the amount of $460,100, at a price per share of $10.00.
●

IB Capital LLC – 155,000 shares of Common Stock that were issued to IB Capital LLC (“IB”), pursuant to a Satisfaction and Discharge Agreement, dated as of February 9, 2024, between IB and the Company (the “IB Agreement”), in lieu of payment for services in the amount of $355,000, at a price per share of $2.29.

●

Outside The Box Capital Inc. – 20,000 shares of Common Stock that were issued to Outside The Box Capital Inc. (“OTB”), pursuant to a Marketing Services Agreement, dated as of September 13, 2023, between OTB and Quantum (the “OTB Agreement”), as payment in shares for services rendered to Quantum valued at $10 per share for total consideration paid of $200,000.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

●

Carriage House Capital, Inc. – up to 350,000 shares of Common Stock that were issued, or may become issuable, to Carriage House Capital, Inc. (“Carriage”), pursuant to the Consulting Agreement, dated as of February 19, 2024, between Carriage and the Company (the “Carriage Agreement”), as partial consideration for consulting services rendered to the Company, at the price per share of $4.98 on the day of issuance. The total consideration due under the Consulting Agreement is 350,000 shares of Common Stock, 100,007 shares of which were due upon signing of the contract and 27,777 shares of which are due in months four through twelve from the date of signing. As of March 31, 2024, 100,000 shares were issued, and were valued at $4.98 per share as agreed upon consideration. The Stock payable for the remaining 250,000 shares was valued at $1,244,965 and recorded as a stock payable.

●

Interest Solutions, LLC – up to 298,017 shares of Common Stock that may become issuable to Interest Solutions, LLC (“Interest Solutions”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $1.00. Accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. As of March 31, 2024, the amount is included in Promissory note payable.

●

JonesTrading Institutional Services LLC – up to 375,000 shares of Common Stock that may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $1.00. Accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. As of March 31, 2024, the amount is included in Promissory note payable.

●

Winston & Strawn LLP – up to 833,333 shares of Common Stock that may become issuable to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”) at a price per share of $1.00. Pursuant to the Winston Agreement, the Company may issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. As of March 31, 2024, the amount is included in Subscription agreement as an asset of $1,875,150. Due to the nature of the settlement terms, the subreption agreement was deemed to be a derivative asset to the Company as of March 31, 2024. Change in fair value of the subscription agreement are measured at each reporting period with change reported in earnings. See valuation approach and further disclosure on Note 14.

●

Toppan Merrill LLC – the Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note is February 8, 2026 and the note accrues interest at a rate of 13% per annum. The principal and interest payments due under the note is not payable in shares of Common Stock. As of March 31, 2024, the amount is included in Promissory note payable.

●	Lead Nectar – up to 12,000 shares of Common Stock that may become issuable to Lead Nectar in lieu of payment for internet marketing services in the amount of $20,000.

Excise Taxes Payable

On February 6, 2023, the Company’s stockholders redeemed 14,667,626 shares of common stock for a total of $148,523,642. On August 4, 2023, the Company’s stockholders redeemed 406,990 shares of common stock for a total of $4,286,537. On February 9, 2024, the Company’s stockholders redeemed 4,940,885 shares of common stock for a total of $53,947,064. The Company evaluated the classification and accounting of the excise tax related to these stock redemptions under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and determined that a contingent liability should be calculated and recorded. As of March 31, 2024 and December 31, 2023, the Company recorded $2,067,572 and $1,528,101, respectively, of excise tax liability calculated as 1% of shares redeemed.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Convertible Note Financing

On February 9, 2024, Wilson-Davis and Quantum entered into a securities purchase agreement (the “Purchase Agreement”) with Funicular Funds, LP, a Delaware limited partnership (“Funicular”), pursuant to which the Company sold and issued to Funicular, on that date, a secured convertible promissory note in the principal amount of $6,000,000 (the “Funicular Note”) for a purchase price of $6,000,000, in a private placement (the “Note Financing”). The proceeds raised in the Note Financing were used to pay a portion of the purchase price paid at Closing to the Wilson-Davis Sellers.

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

Pursuant to the Purchase Agreement, the Company agreed, among other things, that if the Funicular Note becomes convertible into a number of shares of Common Stock in excess of 19.9% of the Company’s total number of shares of Common Stock outstanding, to seek the approval of its stockholders for the issuance of all shares of Common Stock issuable upon conversion of the Funicular Note in excess of that amount, in accordance with the rules of the NYSE American. Also pursuant to the Purchase Agreement, at the Closing the Sponsor transferred 600,000 Founder Shares and 600,000 private placement warrants to Funicular, which transfers terminated Quantum’s obligation to issue shares to Funicular pursuant to the terms of the non-redemption agreement, dated August 1, 2023, between Quantum and Funicular. The purchase price was allocated on a relative fair value basis resulting in the allocated value of the warrants transferred at $24,982 and the value of the shares transferred at $978,650 for a total value of $1,003,632 recorded as additional paid in capital.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Subscription Agreement and Satisfaction and Discharge Agreement

On February 9, 2024, the Registrant entered into a Subscription Agreement (the “Subscription Agreement”) and Satisfaction and Discharge Agreement (“Discharge Agreement”) with Winston & Strawn LLP (“Winston”), Calculator New Pubco, Inc. and Quantum. The Registrant accepted the offer of Winston to subscribe for an aggregate of $2.5 million worth of shares of its common stock in lieu of fees accrued prior to the Business Combination. In accordance with the Discharge Agreement, Winston, the service provider, has irrevocably waived their rights to receive the professional fees for the Prior Services in cash and has agreed to the Company tendering the full amount of the Fees in cash at Closing, Winston accept common stock of the Post-Closing Company as satisfaction of the Fees. As a result of the Discharge Agreement, Winston has legally released the Company from being the primary obligor under the liability. As a result, the Company has concluded that such liabilities are no longer an obligation of the Company and therefore qualify for extinguishment. The Subscription Agreement is considered a variable-share obligation under ASC Topic 480 (“Distinguishing Liabilities from Equity”). The Subscription Agreement meets the requirements for classification under ASC 480 and as a result is required to be accounted for as a liability under ASC 480 and is presented as such on the Consolidated Balance Sheets. The Company will record a change in fair value on each reporting period until settlement in its Consolidated Statement of Operations. See foot note 14 for additional disclosures.

Indemnification Agreements

On the Closing Date, in connection with the Closing, the Company entered into indemnification agreements with each of its directors and executive officers, which provide for indemnification and advancements by the Company of certain expenses and costs under certain circumstances. The indemnification agreements provide that AtlasClear Holdings will indemnify each of its directors and executive officers against any and all expenses incurred by that director or executive officer because of his or her status as a director or officer of AtlasClear Holdings, to the fullest extent permitted by Delaware law, the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws.

Wilson-Davis

On February 27, 2018, an extended hearing panel of the Department of Enforcement of the Financial Industry Regulatory Authority, Inc. (“FINRA”), Office of Hearing Officers, issued its decision ordering fines aggregating $1.47 million for violations of the applicable short sales and anti-money laundering rules. Wilson-Davis appealed the decision to the National Adjudicatory Council (“NAC”). On December 19, 2019, NAC issued its decision ordering that the fines be reduced by $205,000 to an aggregate $1.265 million. Wilson-Davis made a timely appeal to the SEC to hear the case. Pursuant to FINRA rules, Wilson-Davis’s timely appeal of the decision to the SEC deferred the effectiveness of the findings and sanctions. Due to the disparity in the range of fines of similar cases, Wilson-Davis believes that the final amount is not reasonably estimable. Wilson-Davis has booked a contingent liability totaling $100,000, which represents the estimated low end of the possible range of fines. On December 28, 2023, the SEC issued an Opinion sustaining FINRA’s findings of violations against Wilson-Davis. The Opinion set aside the fines FINRA imposed on Wilson-Davis for the Reg SHO violations and the supervisory and AML violations. The SEC remanded the case to FINRA to reconsider the appropriate sanctions.

On October 16, 2023, Wilson-Davis entered into a Fifth Addendum to Lease for the Salt Lake City office. The lease is for three years.

On December 21, 2023, Wilson-Davis entered into a Second Amendment to Office Lease for the Denver office. The lease is for one year.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 8. ACQUISITION OF WILSON-DAVIS

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

The Sponsor also entered into Amendment No. 9, for the limited purpose of agreeing to transfer certain Founder Shares owned by the Sponsor to the Wilson-Davis Sellers. The Sponsor agreed to transfer to the Wilson-Davis Sellers, at the Wilson-Davis Closing, Founder Shares having an aggregate value of $6 million, based on the VWAP of Quantum Common Stock for the five trading days immediately prior to the Wilson-Davis Closing, which resulted in the transfer of an aggregate of 885,010 Founder Shares at the Closing valued at $10 per share based on the estimated value of the business combination agreement resulting in a value of $8,850,100 recorded in additional paid in capital. From time to time prior to the six month anniversary of the Closing, the Sponsor may be required to transfer additional Founder Shares to the Wilson-Davis Sellers, as set forth in Amendment No. 9, provided that in no event will the Sponsor be required to transfer more than an aggregate of 2,500,000 Founder Shares (including the Founder Shares transferred at the Closing).

As a result of the closing of the business combination the Company allocated the purchase price with the acquisition of Wilson-Davis under the acquisition method of accounting. The final allocation of the purchase consideration for the Mergers will be determined after the completion of a thorough analysis to determine the fair value of all assets acquired and liabilities assumed, but in no event later than one year following the completion of the Mergers.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Accordingly, the final acquisition accounting adjustments could differ. The preliminary allocation of the purchase price is as follows:

Cash paid to Wilson-Davis shareholders	$7,127,569
Short-term notes	5,000,000
Long-term notes	7,971,197
Fair value of shares transferred from sponsor	8,850,100
Total consideration paid	28,948,866

Allocated to:
Cash	$11,333,271
Cash segregated	22,000,605
Receivables	4,065,148
Trading Securities, market value	6,875
Prepaid Income Tax	201,125
Accounts payable, accrued expenses and other current liabilities	(28,045,034)
Current portion of lease liability	(161,212)
Property and equipment	23,645
Cash deposit BDs and Clearing Organizations	3,536,664
Operating Lease Right-to-Use Lease Assets	395,063
Other Assets	385,058
Stock loan	(1,431,068)
Long-term Lease liability	(239,629)
Subordinated Borrowing	(1,950,000)
Trading Account deposit	(100,000)
Net assets acquired	10,020,511
Excess of purchase price over net liabilities assumed before allocation to identifiable intangible assets and goodwill	$18,928,355

The fair value of property and equipment was determined using the indirect cost approach which utilizes fixed asset record information including historical costs, acquisition dates, and asset descriptions and applying asset category specific nationally recognized indices to the historical cost of each asset to derive replacement cost new less depreciation. Management has also made the initial determination that all other assets and liabilities to be acquired are primarily estimated to be stated at their fair values, which approximates their recorded cost. While a final determination of the value of the identifiable intangibles has not been completed, management has made an initial determination that approximately $18.93 million of the excess of the purchase price over the net assets acquired should be allocated to identifiable intangible assets.

		Estimated
		Useful Life
	Amount	(Years)
Licenses(a)	$4,553,944	Indefinite
Customer Lists(b)	14,374,411	15
Intangible Assets	$18,928,355	—
(a)

The value of the licenses was based on replacement costs for an operating enterprise which are estimated to be $4.55 million over 16 months. The replication cost was then allocated a 12% estimated. The development period was estimated as 1.25 years. The rate of return was based on an annual rate of return of 27.9%.

(b)

The Wilson Davis customer relationships were valued using the Multi-Period Excess Earnings Method (“MPEEM”). The MPEEM reflects the present value of the operating cash flows generated by existing customer relationships after taking into account the cost to realize the revenue and an appropriate discount rate to reflect the time value and risk associated with the cash flows.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 9. ACQUISITION OF THE ASSETS OF ATLASCLEAR, INC

In connection with the Closing, and pursuant to the terms of the Business Combination Agreement, stockholders of AtlasClear (the “AtlasClear Stockholders”) received merger consideration (the “Merger Consideration Shares”) consisting of 4,440,000 shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”). In addition, the AtlasClear Stockholders will receive up to 5,944,444 shares of Common Stock (the “Earn Out Shares”) upon certain milestones (based on the achievement of certain price targets of Common Stock following the Closing). In the event such milestones are not met within the first 18 months following the Closing, the Earn Out Shares will not be issued. Atlas FinTech will also receive up to $20 million of shares of Common Stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for five years following Closing, with no catch-up between the years.

To reflect the purchase of Developed Technology identified under the Assignment and Assumption Agreement and Bill of Sale (the “Contribution Agreement”) between AtlasClear, Atlas FinTech and Atlas Financial Technologies Corp., pursuant to which Atlas FinTech and Atlas Financial Technologies Corp. contributed to AtlasClear all rights, title and interest in certain intellectual property, among other things. There are no historical revenues for the Developed Technology and AtlasClear’s management determined the fair value based on their experience and expectations from running similar models in previous companies. The value was derived based on the purchase price allocation as follows: (the table below is expressed in thousands)

Total Purchase Price(a)	$44,400,000
Fair value of Software Product Earn Out Shares(b)	10,963,000
Fair value of Earn Out Shares(c)	31,347,000
Purchase price allocated to Contribution Agreement	$86,710,000
SURFACExchange	$381,461
Bond Quantum	32,284
Atlas	7,749,299
Rubicon	10,000,000
Total Developed Technology acquired(d)	$18,163,044
Transaction cost(e)	$68,546,956
(a)	The closing consideration of $44.40 million is to be delivered in common stock. As such 4,400,000 were delivered based on $10 per share presumed value of common stock.
(b)

Atlas FinTech will receive up to $20.00 million of Common Stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones (based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing). The revenue targets will be measured yearly for the five years following Closing, with no catch-up between the years. The value was determined based on projected revenue based on a discount factor. The Earn Out provision was analyzed under ASC 480 and ASC 815. the Software Products Earn Out Shares Payments in this transaction are within the scope of ASC 480 and therefore will be accounted for as a liability and included in the purchase price consideration. The revenue earnout was estimated using a Monte Carlo simulation to determine if and when the revenue hurdles would be achieved. The revenue volatility and revenue to equity correlation was based upon the same guideline public companies. The Monte Carlo simulation was performed simultaneously on both the share price and revenue to account for the correlation between revenue and equity.

(c)

Atlas FinTech will receive up to 5,944,444 shares of Common Stock (the “Earn Out Shares”). The Earn Out Shares will be issued to AtlasClear Stockholders upon certain milestones (based on the achievement of certain price targets of Common Stock following the Closing). In the event such milestones are not met within the first 18 months following the Closing, the Earn Out Shares will be cancelled. The Earn Out provision was analyzed under ASC 480 and ASC 815. The earnout provision was deemed to be indexed to the Company’s own stock and therefore equity classified. The share based earnout was estimated using a Monte Carlo simulation to determine if and when the stock price hurdles would be achieved. The expected stock price volatility was based upon guideline public companies.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

(d)

Under SAB topic 5G transfers of nonmonetary assets for stock prior to an initial offering should be recorded at predecessor cost in accordance with GAAP. As such the value of the Developed Technology was based on the carrying value of Atlas FinTech of $18.16 million. The estimated useful life was determined to be eight years. There are no historical revenues for the Developed Technology and AtlasClear’s management determined the fair value based on their experience and expectations from running similar models in previous companies.

(e)

ASC 350 prohibits the recognition of goodwill in an asset purchase. As such the difference between the purchase price of $86.98 million was charged as transactions and recorded under accumulated deficit of $68.55 million.

NOTE 10. INTANGIBLE ASSETS

Pacsquare Purchase Agreement

Pursuant to the transactions contemplated by a letter of intent, on February 16, 2024, AtlasClear and Pacsquare entered into a Source Code Purchase Agreement and Master Services Agreement (the “Pacsquare Purchase Agreement”), pursuant to which AtlasClear acquired the AtlasClear Platform. Pursuant to the Pacsquare Purchase Agreement, Pacsquare will develop, implement and launch the AtlasClear Platform and provide maintenance and support services as described in the agreement. The Pacsquare Purchase Agreement provides that Pacsquare will develop and deliver to AtlasClear the Level 1 equities trading platform and that it will develop and deliver all modules of the clearing platform within 12 months of signing the Pacsquare Purchase Agreement. AtlasClear owns all the intellectual property relating to the AtlasClear Platform, including the software and source code. The Pacsquare Purchase Agreement also granted AtlasClear a right of first refusal to any products or services that relate to trading, settlement, clearance or any other business of AtlasClear that Pacsquare proposes to offer to other persons. The purchase price for the assets was $4.8 million as follows: (i) $1.9 million, consisting of (A) $100,000 payable in a cash upon delivery of the source code and execution of the Pacsquare Purchase Agreement; (B) $850,000 payable in shares of Common Stock at a price of $6.00 per share; and (C) $950,000 to be paid in four monthly installments of $237,500, payable in shares of Common Stock at the price per share on the day of issuance and (ii) $2.7 million to be paid ratably on a module-by-module basis upon delivery and acceptance of each of the AtlasClear Platform modules. AtlasClear has sole discretion to determine whether any of the foregoing payments will be made in cash or shares of Common Stock. As of March 31, 2024, the Company has issued 336,000 shares of Common Stock 136,000 valued at $6 per share as per agreed upon terms and 200,000 valued at $1.50 per share based on the fair value of common stock on March 12, 2024 date share were issued to Pacsquare pursuant to the terms of the Pacsquare Purchase Agreement and paid $300,000 in cash for total carrying value of $1,416,000.

Intangible Assets of the company at March 31, 2024 are summarized as follows:

	March 31, 2024
		Accumulated	Impairment
	Cost	Amortization	of Asset	Net

Licenses	$4,553,944	$—	$—	$4,553,944
Pacsquare assets – Proprietary Software	1,416,000	—	—	1,416,000
Technology acquired	18,163,044	(317,231)	—	17,845,813
Customer Lists	14,374,411	(136,233)	—	14,238,178
Intangible Assets	$38,507,399	$(453,464)	$—	$38,053,935

NOTE 11. DEPOSIT ON ACQUISITION OF COMMERCIAL BANCORP

Amendment to Bank Acquisition Agreement

On February 26, 2024, AtlasClear and Commercial Bancorp entered into an amendment (the “Amendment”) to the Amended and Restated Agreement and Plan of Merger, dated as of November 16, 2022, by and between AtlasClear and Commercial Bancorp (the “Bank Acquisition Agreement”), pursuant to which, among other things, Commercial Bancorp is expected to merge with and into a subsidiary of AtlasClear. Pursuant to the Amendment Commercial Bancorp received 40,000 shares of Common Stock in lieu of a nonrefundable escrow deposit valued at $2.28 based on the fair value of common stock on February 26, 2024 date of the amended agreement.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 12. LEASES

In February 2020, Wilson-Davis entered into a 63-month lease for 2,539 square feet of office space in Addison, Texas. The lease commenced on April 1, 2020. The terms call for specific annual escalations in rents and two five-year renewal options at market rates. A right-of-use asset and lease liability for $172,562 was recorded, with monthly payments ranging from $3,120 to $3,544. The lease did not include an implicit rate of return, so Wilson-Davis used an incremental borrowing rate of 4.75%.

On December 21, 2023, Wilson-Davis renewed a 12-month lease for 464 square feet of office space in Denver, Colorado. The lease commenced January 1, 2024. A right-of-use asset and lease liability for $12,903 was recorded, with monthly payments of $1,100. The lease did not include an implicit rate of return, so Wilson-Davis used an incremental borrowing rate of 5%.

On October 16, 2023, Wilson-Davis renewed a three-year lease for 5,334 square feet of office space in Salt Lake City, Utah. The lease commenced February 1, 2024. The terms call for an annual 3% escalation in rents and one three-year renewal option at market prices. A right-of-use asset and lease liability for $333,010 was recorded with monthly payments ranging from $9,476 to $10,053. The lease did not include an implicit rate of return, so Wilson-Davis used an incremental borrowing rate of 5%.

Other information related to the operating leases are as follows:

March 31,
2024

Operating lease ROU Asset - February 9, 2024	$395,064
Increase	—
Decrease	—
Amortization	(26,099)
Operating lease ROU Asset - Ending Balance	$368,965

Operating lease liability - February 9, 2024	$400,840
Increase	—
Decrease	—
Amortization	(26,626)
Operating lease liability - ending balance	$374,214

Operating lease liability - Short Term	$159,933
Operating lease liability - Long Term	214,281
Operating lease liability - Total	$374,214

The following table presents the weighted-average remaining lease term and weighted-average discount rates related to the Company’s operating leases as of March 31, 2024:

	March 31,
	2024
Weighted average remaining lease term	2.57	years
Weighted average discount rate	4.96%

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The future minimum payments required by the lease agreements in effect at March 31, 2024 are as follows:

2024	$126,769
2025	134,985
2026	113,721
2027	9,477
Total minimum lease payments	384,952
Less interest factor	(10,738)
Total operating lease liability	374,214
Less operating lease liability - current portion	(159,933)
Operating lease liability - long term portion	$214,281

NOTE 13. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 12,277,759 and 5,031,250, respectively.

In connection with the Closing, each share of Quantum’s common stock (“Quantum Common Stock” or “Public Shares”) that was outstanding and had not been redeemed was converted into one share of Common Stock. Each outstanding public warrant to purchase Quantum Common Stock became a warrant to purchase one-half of a share of Common Stock. Each outstanding warrant to purchase Quantum Common Stock initially issued in a private placement in connection with Quantum’s initial public offering became a warrant to purchase one share of Common Stock.

In connection with the stockholder vote to approve the Business Combination Agreement and the Business Combination, holders of an aggregate of 4,940,885 shares of Quantum Common Stock properly exercised their right to have their shares redeemed for a full pro rata portion of the Trust Account holding the proceeds from the IPO, which was approximately $10.92 per share, or $53,947,064.28 in the aggregate. The remaining balance of the Trust Account immediately prior to the Closing of approximately $1.2 million was used to partially fund the Business Combination. As a result of such redemptions, a total of 109,499 Public Shares remained outstanding at the Closing. After giving effect to the Business Combination, the redemption of the Public Shares described above, the separation of the Quantum Units and the issuance of Merger Consideration Shares and the issuance of shares of Common Stock pursuant to Expense Settlements (described below), as of the Closing Date, there were 12,277,759 shares of Common Stock issued and outstanding.

In connection with the Closing, the Company instructed Continental Stock Transfer & Trust Company (“CST”), as escrow agent under the Stock Escrow Agreement, dated as of February 4, 2021 (the “Stock Escrow Agreement”), between the Company and CST, to release from escrow 4,000,000 of the Founder Shares that were held in escrow pursuant to the terms of the Stock Escrow Agreement (consisting of 949,084 shares owned by Chardan Quantum, LLC and 3,050,916 shares owned by the Sponsor; as contemplated by the previously-disclosed amendment to the Stock Escrow Agreement entered into on October 31, 2023.)

The Common Stock commenced trading on the NYSE American LLC (“NYSE”) under the symbol “ATCH” on February 12, 2024. AtlasClear Holdings’ warrants commenced trading on the over-the-counter market (the “OTC”) under the symbol “ATCH WS” on February 12, 2024.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 14. WARRANTS

As of March 31, 2024 and December 31, 2023, there are 20,125,000 Public Warrants outstanding, each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share, that are classified and accounted for as equity instruments. The Public Warrants are now exercisable. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2024 and December 31, 2023, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, and (ii) the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

NOTE 15. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account	1	$—	$54,799,478

Liabilities:
Warrant liability – Private Warrants	3	$615,312	$307,656
Non-redemption agreement liability	3	$—	$1,441,653
Convertible notes derivative	3	$12,369,480	$—
Earnout liability	3	$11,183,000	$—

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed consolidated statements of operations.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

	March 31,	December 31,
Input	2024	2023
Market price of public shares	$1.60	$6.20
Risk-free rate	4.14%	3.77%
Dividend yield	0.00%	0.00%
Volatility	51.1%	12.0%
Probability of a business combination	100%	100%
Exercise price	$11.50	$11.50
Effective expiration date	2/09/29	02/09/28

The non-redemption agreement liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of non-redemption agreement liability in the condensed consolidated statements of operations.

The non-redemption agreement liability is comprised of 235,180 shares of non-redeemable common stock and 235,180 Private Placement Warrants. The non-redeemable common stock was valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the non-redeemable common stock is equity volatility, probability of acquisition, the discount for marketability and discount for expected forfeiture. As of February 9, 2024, the shares and warrants were transferred and valued based on the trading prices of the stock and warrants and reclassified as permanent equity at total value of $1,606,279.

The key inputs into the Monte Carlo model for the non-redeemable common stock were as follows:

December 31,
Input	2023
Market price of public shares	$6.20
Probability of acquisition	100.0%
Equity volatility	12.0%
Discount for lack of marketability	8.0%
Discount for expected forfeiture	5.11%

The Earnout liability was, initially and as of February 9, 2024, valued using a Monte Carlo simulation to determine if and when the revenue hurdles would be achieved. The revenue volatility and revenue to equity correlation was based upon the same guideline public companies. The Monte Carlo simulation was performed simultaneously on both the share price and revenue to account for the correlation between revenue and equity.

The key inputs into the Monte Carlo model for the Earnout liability were as follows:

		February 9,
	March 31,	2024
Input	2024	(initial measurement)
Market price of public shares	$1.60	$10.26
Revenue volatility	15.00%	15.00%
Discount factor for revenue	96.9%	99.5%

The Conversion derivative, associated with Short-term notes, Long-Term notes, and the Chardan Note was accounted for as a liability in accordance with ASC 815-40. The Conversion derivative liability was measured at fair value at inception and on a recurring basis,

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

with changes in fair value presented within change in fair value of Conversion derivative liability in the condensed consolidated statements of operations.

On February 9, 2004, the Company issued short-term notes to the former officers and directors of Wilson-Davis. The terms of the short-term notes are as follows: (i) $5,000,000 in aggregate principal amount of notes due 90 days after the closing date; (ii) the short term notes accrue interest at 9% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, cash) and are convertible at the option of the holder at any time during the continuance of an event of default, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion; (iii) the short-term notes have a conversion feature that qualifies for derivative treatment in accordance with ASC 815-40. On February 9, 2024, the Company valued the derivatives using a Black-Scholes model which is considered to be a Level 3 fair value measurement. The key inputs into the Black-Scholes model for the Conversion derivative were as follows:

		February 9,
		2024
	March 31,	(initial
Input	2024	measurement)
Market price of public shares	$1.60	$10.26
Risk-free rate	5.49%	4.48%
Dividend yield	0.00%	0.00%
Volatility	10,274.0%	4,120.0%
Exercise price	$1.60	$10.26
Effective expiration date	5/9/2024	5/9/2024

(iv) The conversion feature is deemed to include an embedded derivative that requires bifurcation and separate account. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability with the offset being a discount to the note. The discount will be amortized as interest expense over the term of the short-term note(s). The derivative liability will be revalued at each reporting period with the change being charged to the income statement. The original derivative liability – convertible notes valued at $487,329. On March 31, 2024, a Black-Scholes calculation was performed (see above chart) and the value of the fair value of the derivative liability – convertible notes increased $3,125,000 to $3,582,929. The original $487,929 discount will be amortized over the 90-day maturity. Through March 31, 2024, $276,153 had been amortized bringing the carrying amount of the short-term notes to $4,788,824.

On February 9, 2004, the Company issued long-term notes to the former officers and directors of Wilson-Davis. The terms of the long-term notes are as follows: (i) $7,971,197 in aggregate principal amount of notes due two years after the closing date; (ii) the long term notes accrue interest at 13% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, cash) and are convertible at the option of the holder at any time commencing six months after the closing date, at a rate equal to 90% of the trailing seven-trading VWAP prior to conversion (or 85% if an event of default occurs and is continuing); (iii) the long-term notes have a conversion feature that qualifies for derivative treatment in accordance with ASC 815-40. On February 9, 2024, the Company valued the derivatives using a Black-Scholes model which is considered to be a Level 3 fair value measurement. The key inputs into the Black-Scholes model for the Conversion derivative were as follows:

		February 9,
		2024
	March 31,	(initial
Input	2024	measurement)
Market price of public shares	$1.60	$10.26
Risk-free rate	4.59%	4.48%
Dividend yield	0.00%	0.00%
Volatility	10,274%	41,200%
Exercise price	$1.60	$10.26
Effective expiration date	2/9/2026	2/9/2026

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The conversion feature is deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability with the offset being a discount to the notes. The discount will be amortized as interest expense over the term of the note. The derivative liability will be revalued at each reporting period with the change being charged to Derivative liability – convertible notes. The derivative liability was valued at $404,483 on February 9, 2024. On March 31, 2024, the fair value of the derivative liability was updated with the value increasing $2,593,750 to $2,998,233. Through March 31, 2024, $12,640 had been amortized bringing the carrying amount of the note to $3,775,017.

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

The Chardan Note qualifies for derivative treatment in accordance with ASC 814-40. On February 9, 2024, the Company valued the derivatives using a Black-Scholes model which is considered to be a Level 3 fair value measurement. The key inputs into the Black-Scholes model for the conversion derivative are as follows:

		February 9,
		2024
	March 31,	(initial
Input	2024	measurement)
Market price of public shares	$1.60	$10.26
Risk-free rate	4.31%	4.48%
Dividend yield	0.00%	0.00%
Volatility	166,681.0%	4,120.0%
Exercise price	$1.43	$10.26
Effective expiration date	2/9/2028	2/9/2028

In addition, on each conversion date AtlasClear Holdings is required to pay to Chardan in cash (or, at AtlasClear Holding’s option and subject to certain conditions, a combination of cash and Common Stock) all accrued interest on the Chardan Note and all interest that would otherwise accrue on the amount of the Note being converted if such converted amount would be held to three years after the applicable conversion date. The first quarterly interest payment due on the Chardan Note has not been paid as of the date of this filing.

On February 9, 2004, the Company issued a long-term note to Interest Solutions in the amount of $275,000. The Company also issued a long-term note to JonesTrading Institutional Services for $375,000. Both of the notes accrue interest at 13% per annum. The outstanding principal, together with any then unpaid and accrued interest and other amounts payable, shall be due and payable at the earlier of (i) when requested by the note holder on or after February 9, 2026, or (ii) when, upon the occurrence and during the continuance of an event of default. The conversion feature in the notes do not qualify for derivative treatment.

On February 9, 2004, the Company issued a long-term note to Funicular Funds in the amount of $6,000,000. The note accrues interest at 12.5% per annum. The outstanding principal, together with any then unpaid and accrued interest and other amounts payable, shall be due and payable at the earlier of (i) when requested by the note holder on or after February 9, 2025, or (ii) when, upon the occurrence and during the continuance of an event of default. The conversion feature in the note does not qualify for derivative treatment.

On February 9, 2024, the Registrant entered into a Subscription Agreement and Discharge Agreement with Winston & Strawn LLP (“Winston”) Calculator New Pubco, Inc. and Quantum, as described in Note 1. The Company has concluded that such liabilities are no longer an obligation of the Company and therefore qualify for extinguishment. The Subscription Agreement is considered a variable-share obligation under ASC Topic 480 (“Distinguishing Liabilities from Equity”). The Subscription Agreement meets the requirements

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

for classification under ASC 480 and as a result is required to be accounted for as a liability under ASC 480 and is presented as such on the Consolidated Balance Sheets. The Company will record a change in fair value in each reporting period until settlement in its Consolidated Statement of Operations.

The following table presents the changes in the fair value of the Conversion derivative liability and the warrant liability:

	Private	Non-Redemption
	Placement	Agreement
	Warrants	Liability
Fair value as of December 31, 2023	$307,656	$1,441,653
Change in valuation inputs or other assumptions	307,656	164,626
Transferred to equity	—	(1,606,279)
Fair value as of March 31, 2024	$615,312	$—

	Conversion	Earnout
	derivative	Liability
Fair value as of December 31, 2023	$—	$—
Initial measurement as of February 9, 2024	1,668,730	10,963,000
Change in valuation inputs or other assumptions	10,700,750	220,000
Fair value as of March 31, 2024	$12,369,480	$11,183,000

There were no transfers between levels during the three months ended March 31, 2024 and 2023.

NOTE 16. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, other than as described below.

On April 4, 2024, 32,188 shares of Common Stock were issued to Calabrese Consulting LLC (“Calabrese”), pursuant to a Satisfaction and Discharge Agreement between Calabrese and the Company (the “Calabrese Agreement”), in lieu of payment for accounting services in the amount of $64,236, at a price per share of $2.00.

On April 8, 2024, the Company issued an aggregate of 145,210 shares of Common Stock to the Wilson-Davis Sellers to settle the first quarterly interest payments on the Seller Notes.

On May 14, 2024, the Company filed a registration statement on Form S-1 to register the resale of up to 37,885,852 shares of Common Stock by the selling stockholders named in the registration statement. The Company will not receive any of the proceeds from these sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us,” “AtlasClear Holdings,” or the “Company” refer to AtlasClear Holdings, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Certain defined terms used herein have the meaning ascribed to them in the notes to the financial statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy plans and objectives of management for future operations are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report on Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2024. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

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

Through the acquisition of Wilson-Davis & Co. Inc. (“Wilson-Davis”), a correspondent clearing company, and our anticipated acquisition of Commercial Bancorp, a federal reserve member (“Commercial Bancorp”), we expect to acquire the capabilities to provide specialized clearing and banking services to financial services firms, with an emphasis on global markets currently underserviced by larger vendors. Once properly integrated, anticipated synergies between Commercial Bancorp, if acquired, and Wilson-Davis are expected to allow for lower cost of capital, higher net interest margins, expanded product development and greater credit extension.

In addition, we believe the acquisition of a proprietary trading platform with clearing and settlement capabilities that will be developed by Pacsquare Technologies, LLC (“Pacsquare”), including certain software and source code (the “AtlasClear Platform”), along with the software products and intellectual property assets acquired from Atlas FinTech and Atlas Financial Technologies Corp., are cutting-edge, flexible and scalable.

Wilson-Davis

Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the Securities and Exchange Commission (the “SEC”), licensed in 50 states, District of Columbia, and Puerto Rico, and a member in good standing of FINRA. Wilson-Davis derives revenue principally from commissions charged on the liquidation of restricted and control microcap securities, vetting, and clearing service fees charged to introducing brokers for which Wilson-Davis clears transactions on a fully disclosed basis, and other financial service fees. Commissions are earned by executing transactions for customers. Vetting fee revenues are earned when Wilson-Davis vests stock the customers want to bring into their accounts. Clearing fees are earned by clearing transactions for Glendale Securities, as introducing broker on a fully disclosed basis, pursuant to a clearing agreement with Glendale Securities.

Key Factors Impacting Wilson-Davis’ Business

Wilson-Davis’ business and results of operations have been, and will continue to be, affected by numerous factors and trends, which Wilson-Davis believes include those discussed in the section titled “Risk Factors” of the Annual Report on Form 10-K.

●	Liquidity. As a clearing broker-dealer in the U.S., Wilson-Davis is subject to cash deposit requirements with clearing organizations, brokers, and banks that may be large in relation to its total liquid assets.
●	Growth of Customer Base. Wilson-Davis’ growth requires continued use of its services by new customers.
●	Expanding Wilson-Davis’ Relationship with Existing Customers. Wilson-Davis’ ability to expand its relationship with its existing customers will be an important contributor to its long-term growth.
●	Market Trends. As financial markets grow and contract, Wilson-Davis’ customers’ behaviors are affected. Wilson-Davis’ recent revenue and profitability have been adversely affected by the general downturn in the securities markets since early 2022, resulting from increasing inflation, increasing interest rates, the lingering economic effects of the COVID-19 pandemic, supply chain disruptions and other factors.
●	Macroeconomic Events. Customer behavior is impacted by the overall macroeconomic environment, which is influenced by elements beyond Wilson-Davis’ control, including economic and political conditions, inflation, tax rates, the ongoing COVID-19 pandemic, the military conflict in Ukraine, and natural disasters.

Recent Developments

Business Combination

On February 9, 2024, we consummated the previously announced transactions contemplated by the business combination agreement, dated November 16, 2022 by and among Calculator New Pubco, Inc., Quantum FinTech Acquisition Corporation (“Quantum”), Calculator Merger Sub 1, Inc., Calculator Merger Sub 2, Inc., AtlasClear, Inc. (“AtlasClear”), Atlas FinTech and Robert McBey (as amended, the “Business Combination Agreement”). In connection with the consummation of the Business Combination, Calculator changed its name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.”

For more information about the Business Combination, see Note 1.

Non-Redemption Agreement

On August 1, 2023, Quantum and Quantum Ventures entered into a non-redemption agreement (the “Non-Redemption Agreement”) with Funicular Funds, LP (the “Holder”) in exchange for the Holder agreeing either not to request redemption in connection with the Extension (as defined below) or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 2,351,800 shares of Common Stock at the special meeting of stockholders called by the Company to, among other things, approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate an initial business combination to up to February 9, 2024 or such earlier date as is determined by the board of directors of the Company to be in the best interests of the Company (the “Extension”). In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an initial business combination (the “Closing”), (i) Quantum Ventures agreed to surrender and forfeit to the Company for no consideration an aggregate of 235,180 shares of Common Stock held by Quantum Ventures (the “Forfeited Shares”) and an aggregate of 235,180 warrants held by Quantum Ventures to purchase 235,180 shares of Common Stock (the “Forfeited Warrants”) and (ii) the Company agreed to issue to the Holder a number of shares of Common Stock equal to the number of Forfeited Shares and a number of warrants to purchase shares of Common Stock equal to the number of Forfeited Warrants. As a result of the closing of the Business Combination, there is no further obligation regarding the Non-Redemption Agreement, as such the liability was trued up as of February 9, 2024 and transferred to permanent equity as the shares have been transferred.

Amendments to Broker-Dealer Acquisition Agreement

Prior to the Closing, AtlasClear and AltasClear Holdings entered into two amendments to the Broker-Dealer Acquisition Agreement (as defined in the with Wilson-Davis and the then-owners of Wilson-Davis (the “Wilson-Davis Sellers”), Amendment No. 8 dated January 9, 2024 (“Amendment No. 8”) and Amendment No. 9 dated February 7, 2024 (“Amendment No. 9” and, together with Amendment No. 8, the “Amendments”). Among other things, the Amendments reduced the total purchase price payable under the Broker- Dealer Acquisition Agreement by $5 million and reduced the cash payable at the Wilson-Davis Closing as part of the purchase price to $8 million, with the balance of the purchase price paid in the form of convertible promissory notes issued by AtlasClear to the Wilson-Davis Sellers, as follows: (i) $5,000,000 in aggregate principal amount of notes due 90 days after the Closing Date (the “Short-Term Notes”) and (ii) $7,971,000 in aggregate principal amount of notes due 24 months after the Closing Date (the “Long-Term Notes” and, together with the Short-Term Notes, the “Seller Notes”). The Short-Term Notes accrue interest at a rate of 9% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, cash), and are convertible at the option of the holder at any time during the continuance of an event of default, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion. The Long-Term Notes accrue interest at a rate of 13% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, in cash), and are convertible at the option of the holder at any time commencing six months after the Closing Date, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion (or 85% if an event of default occurs and is continuing). The first quarterly interest payments on the Seller Notes were paid on April 8, 2024 in the form of an aggregate of 145,210 shares of Common Stock.

For more information about the Amendments to Broker-Dealer Acquisition Agreement, see Note 8.

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

For more information about the Note Financing, see Notes 7 and 14.

Pacsquare Purchase Agreement

Pursuant to the transactions contemplated by a letter of intent, on February 16, 2024, AtlasClear and Pacsquare entered into a Source Code Purchase Agreement and Master Services Agreement (the “Pacsquare Purchase Agreement”), pursuant to which AtlasClear acquired the AtlasClear Platform. Pursuant to the Pacsquare Purchase Agreement, Pacsquare will develop, implement and launch the AtlasClear Platform and provide maintenance and support services as described in the agreement. The Pacsquare Purchase Agreement provides that Pacsquare will develop and deliver to AtlasClear the Level 1 equities trading platform and that it will develop and deliver all modules of the clearing platform within 12 months of signing the Pacsquare Purchase Agreement. AtlasClear owns all the intellectual property relating to the AtlasClear Platform, including the software and source code. The Pacsquare Purchase Agreement also granted AtlasClear a right of first refusal to any products or services that relate to trading, settlement, clearance or any other business of AtlasClear that Pacsquare proposes to offer to other persons. The purchase price for the assets was $4.8 million as follows: (i) $1.9 million, consisting of (A) $100,000 payable in a cash upon delivery of the source code and execution of the Pacsquare Purchase Agreement; (B) $850,000 payable in shares of Common Stock at a price of $6.00 per share; and (C) $950,000 to be paid in four monthly installments of $237,500, payable in shares of Common Stock at the price per share on the day of issuance and (ii) $2.7 million to be paid ratably on a module-by-module basis upon delivery and acceptance of each of the AtlasClear Platform modules. AtlasClear has sole discretion to determine whether any of the foregoing payments will be made in cash or shares of Common Stock. The Company has issued 336,000 shares of Common Stock to Pacsquare pursuant to the terms of the Pacsquare Purchase Agreement.

Amendment to Bank Acquisition Agreement

On February 26, 2024, AtlasClear and Commercial Bancorp entered into an amendment (the “Amendment”) to the Amended and Restated Agreement and Plan of Merger, dated as of November 16, 2022, by and between AtlasClear and Commercial Bancorp (the “Bank Acquisition Agreement”), pursuant to which, among other things, Commercial Bancorp is expected to merge with and into a subsidiary of AtlasClear. Pursuant to the Amendment Commercial Bancorp received 40,000 shares of Common Stock in lieu of a nonrefundable escrow deposit.

Expense Settlements

In connection with the Closing, AtlasClear Holdings and Chardan agreed that the fee, in the amount of $7,043,750, payable by Quantum to Chardan upon the Closing pursuant to the terms of the business combination marketing agreement entered into in connection with Quantum’s IPO, would be waived in exchange for the issuance by AtlasClear Holdings to Chardan of a convertible promissory note in the aggregate principal amount of $4,150,000. The Chardan Note was issued by AtlasClear Holdings at the Closing. The Chardan Note has a stated maturity date of February 9, 2028. Interest accrues at a rate per annum equal to 13%, and is payable quarterly on the first day of each calendar quarter. On each interest payment date, the accrued and unpaid interest shall, at the election of AtlasClear Holdings, be either paid in cash or, subject to the satisfaction of certain conditions, in shares of Common Stock, at a rate equal to 85% of the VWAP for the trading day immediately prior to the applicable interest payment date. The Chardan Note is convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at a conversion price equal to 90% of the VWAP of the Common Stock for the trading day immediately preceding the applicable conversion date. In addition, on each conversion date AtlasClear Holdings is required to pay to Chardan in cash (or, at AtlasClear Holding’s option and subject to certain conditions, a combination of cash and Common Stock) all accrued interest on the Chardan Note and all interest that would otherwise accrue on the amount of the Note being converted if such converted amount would be held to three years after the applicable conversion date. The first quarterly interest payment due on the Chardan Note has not been paid as of the date of this filing.

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

For more information about the Chardan Note and additional expense settlements, see Note 7 and Note 14.

Additional Settlements

The Company entered into the following settlements for certain accrued expenses and other obligations to third parties through the issuance of common stock and/or convertible promissory notes as follows:

●	Calabrese LLC – 32,188 shares of Common Stock that were issued to Calabrese Consulting LLC (“Calabrese”), pursuant to a Satisfaction and Discharge Agreement, dated as of April 4, 2024, between Calabrese and the Company (the “Calabrese Agreement”), in lieu of payment for accounting services in the amount of $64,236, at a price per share of $2.00.
●	Grant Thornton LLP – 46,010 shares of Common Stock that were issued to Grant Thornton LLP (“Grant Thornton”), pursuant to a Satisfaction and Discharge Agreement, dated as of February 9, 2024, between Grant Thornton and the Company (the “Grant Thornton Agreement”), in lieu of payment for services in the amount of $460,100, at a price per share of $10.00.
●	IB Capital LLC – 155,000 shares of Common Stock that were issued to IB Capital LLC (“IB”), pursuant to a Satisfaction and Discharge Agreement, dated as of February 9, 2024, between IB and the Company (the “IB Agreement”), in lieu of payment for services in the amount of $295,000, at a price per share of $1.90.
●	Outside The Box Capital Inc. – 20,000 shares of Common Stock that were issued to Outside The Box Capital Inc. (“OTB”), pursuant to a Marketing Services Agreement, dated as of September 13, 2023, between OTB and Quantum (the “OTB Agreement”), as payment in shares for services rendered to Quantum.
●	Carriage House Capital, Inc. – up to 350,000 shares of Common Stock that were issued, or may become issuable, to Carriage House Capital, Inc. (“Carriage”), pursuant to the Consulting Agreement, dated as of February 19, 2024, between Carriage and the Company (the “Carriage Agreement”), as partial consideration for consulting services rendered to the Company, at the price per share of $4.98 on the day of issuance. The total consideration due under the Consulting Agreement is 350,000 shares of Common Stock, 100,007 shares of which were due upon signing of the contract and 27,777 shares of which are due in months four through twelve from the date of signing.
●	Interest Solutions, LLC – up to 298,017 shares of Common Stock that may become issuable to Interest Solutions, LLC (“Interest Solutions”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $1.00. Accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash.
●	JonesTrading Institutional Services LLC – p to 375,000 shares of Common Stock that may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $1.00. Accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash.

●	Winston & Strawn LLP – up to 833,333 shares of Common Stock that may become issuable to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”) at a price per share of $1.00. Pursuant to the Winston Agreement, the Company may issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024.
●	Toppan Merrill LLC – the Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note is February 8, 2026 and the note accrues interest at a rate of 13% per annum. The principal and interest payments due under the note is not payable in shares of Common Stock.
●	Lead Nectar – up to 12,000 shares of Common Stock that may become issuable to Lead Nectar in lieu of payment for internet marketing services in the amount of $20,000.

ELOC Term Sheet

On April 29, 2024, the Company and an investor, entered into a non-binding term sheet (the “ELOC Term Sheet”). Pursuant to the ELOC Term Sheet, Tau would commit to purchase up to $10 million of Common Stock of the Company over the course of 24 months from the date of entry into a definitive agreement. Each advance may be up to the greater of 200,000 shares or 50% of the average daily volume traded of the shares during the 30 trading days immediately prior to the date the Company requests each advance. The ELOC Term Sheet is not binding and subject to completion of definitive agreements between the parties.

Results of Operations

The Company did not have operations until the acquisition of Wilson-Davis in connection with the business combination which closed on February 9, 2024. Therefore, the period-to-period comparison below primarily reflects financial results of Wilson-Davis since February 9, 2024.

	For the Periods Ended
	March 31,
	2024	2023	$ Change

REVENUES
Commissions	$929,514	$—	$929,514
Vetting fees	159,075	—	159,075
Clearing fees	131,843	—	131,843
Net gain/(loss) on firm trading accounts	3,656	—	3,656
Other	46,596	—	46,596
TOTAL REVENUES	1,270,684	—	1,270,684

EXPENSES
Compensation, payroll taxes and benefits	1,031,779	—	1,031,779
Data processing and clearing costs	455,703	—	455,703
Regulatory, professional fees and related expenses	11,537,254	907,809	10,629,445
Stock compensation – founder share transfer	1,462,650	—	1,462,650
Communications	82,590	—	82,590
Occupancy and equipment	21,559	—	21,559
Transfer fees	20,618	—	20,618
Bank charges	36,176	—	36,176
Intangible assets amortization	453,464	—	453,464
Other	38,798	—	38,798
TOTAL EXPENSES	15,140,591	907,809	14,232,782

INCOME/(LOSS) FROM OPERATIONS	(13,869,907)	(907,809)	(12,962,098)

OTHER INCOME/(EXPENSE)
Interest income	607,444	1,301,453	(694,009)
Loss on AtlasClear asset acquisition	(68,546,956)	—	(68,546,956)
Vendor settlements	765,274	61,532	703,742
Change in fair value of warrant liability derivatives	(307,656)	—	(307,656)
Change in fair value, convertible note derivative	(2,593,750)	—	(2,593,750)
Change in fair value, long-term and short-term note derivative	(8,106,998)	—	(8,106,998)
Change in fair value of non-redemption agreement	(164,626)	—	(164,626)
Change in fair value of earnout liability	(220,000)	—	(220,000)
Change in fair value of subscription agreement	4,375,150	—	4,375,150
Interest expense	(521,392)	—	(521,392)
TOTAL OTHER INCOME/(EXPENSE)	(74,713,510)	1,362,985	(76,076,495)

NET INCOME/(LOSS) BEFORE INCOME TAXES	(88,583,417)	455,176	(89,038,593)

Income tax benefit/(expense)	6,000	(262,805)	268,305

NET INCOME/(LOSS)	$(88,577,417)	$192,371	$(88,769,788)

Revenues of $1,270,684 from the date of acquisition through March 31, 2024, represent a 100% increase from revenues of $0 for the three months ended March 31, 2023. Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the SEC and a member in good standing of FINRA. Wilson-Davis is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. Wilson-Davis also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending and margin accounts. During its history, Wilson-Davis has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

Expenses of $15,140,591 from the date of acquisition through March 31, 2024 represent a 1568% increase from expenses of $907,809 for the three months ended March 31, 2023. The increase was due to the business combination and asset purchase transaction with AtlasClear, Inc.

Regulatory, professional fees and related expenses increased to $11,537,254 from the date of acquisition through March 31, 2024, compared to $907,809 in the prior year. The increase was due to the business combination and asset purchase transaction with AtlasClear, Inc. specifically substantially all $10,312,053 were directly related to the closing of the business combination.

Stock compensation – founder share transfer increased $1,462,650 from the date of acquisition through March 31, 2024. No expense was recorded in the prior period. The increase was due to the business combination and asset purchase transaction with AtlasClear, Inc.

Intangible asset amortization increased $453,464 from the date of acquisition through March 31, 2024. No expense was recorded in the prior period. The increase was due to the business combination and asset purchase transaction with AtlasClear, Inc.

Other expenses, which includes: Communications, Occupancy and equipment, Transfer fees, Bank charges and Other, increased to $199,741 from the date of acquisition through March 31, 2024. No expense was recorded in the prior period. The increase was due to the business combination and asset purchase transaction with AtlasClear, Inc.

Loss from operations was $13,869,907 from the date of acquisition through March 31, 2024. Loss from operations was $907,809 in the prior period. The increase was due to the business combination and asset purchase transaction with AtlasClear, Inc.

Other income/expense of $74,713,510 from the date of acquisition through March 31, 2024, represents a 5382% increase from $1,362,985 when compared to the prior year.  The increase was due to the business combination and asset purchase transaction with AtlasClear, Inc.

Interest income decreased to $607,444 from the date of acquisition through March 31, 2024, represents a 53% decrease from $1,301,453 when compared to the prior period. In the prior period, the Company held cash in a trust account for the benefit of Quantum’s stockholders which generated the increased interest income.

The $68,546,956 loss from the date of acquisition through March 31, 2024 was due to the business combination and asset purchase transaction with AtlasClear, Inc. ASC 350 prohibits the recognition of goodwill in an asset purchase. As such the difference between the purchase price of $86.98 million was charged as transactions and recorded under accumulated deficit of $68.55 million. Refer to Note 9 for further detail. No similar loss was present in the prior period.

Total Purchase Price(a)	$44,400,000
Fair value of Software Product Earn Out Shares(b)	10,963,000
Fair value of Earn Out Shares(c)	31,347,000
Purchase price allocated to Contribution Agreement	$86,710,000
SURFACExchange	$381,461
Bond Quantum	32,284
Atlas	7,749,299
Rubicon	10,000,000
Total Developed Technology acquired(d)	$18,163,044
Transaction cost(e)	$68,546,956

The Company recognized a total of $7,017,880 in loss in change in fair value from the date of acquisition through March 31, 2024 and $61,532 in the prior period. This consisted of $307,656 loss in change of fair value of the warrant liability, $164,626 loss in change of fair value of the non-redemption agreement liability, 2,593,750 loss in change of fair value of the convertible note, $8,106,998 loss in change of fair value of the short and long term financing, $220,000 loss in change in fair value of the earnout liability and gain of $4,375,150 in change in fair value of the Subscription Agreement. The Company entered into numerous agreements which qualified for derivative treatment after the acquisition date. The Company also has a subscription agreement, an earnout liability, and a non-redemption agreement that requires revaluation at the end of each quarter. The increase was due to the business combination and asset purchase transaction with AtlasClear, Inc.

Vendor settlements increased to $765,274 from the date of acquisition through March 31, 2024 from $61,532 in the prior period. The increase was due to the business combination and asset purchase transaction with AtlasClear, Inc.

Interest expense increased to $521,394 from the date of acquisition through March 31, 2024 compared to $0 in the prior period. The increase was due to the Promissory Notes the company entered into after the business combination and asset purchase transaction with AtlasClear, Inc.

The foregoing factors resulted in net loss of $88,577,417 from the date of acquisition through March 31, 2024, compared to net income of $192,371 during the prior period. The increase was due to the business combination and asset purchase transaction with AtlasClear, Inc.

For the three months ended March 31, 2023, we had a net loss of $192,371, which consists of change in fair value of warrant liability of $61,532, operating costs of $907,809 and provision for income taxes of $262,805, partially offset by income earned on marketable securities held in trust account of $1,301,453.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2024 was 13,337,453 as compared 797,963 for the three months ended March 31, 2023. This was primarily affected by $4,204,886 in changes in operation assets and liabilities and the impact of operating revenue and operating expense due to the business combination and asset purchase transaction with AtlasClear, Inc.

Cash provided by investing activities for the three months ended March 31, 2024 was $80,957,354 as compared to $149,188,643 for the three months ended March 31, 2023. This is primarily due to the redemptions of cash held in trust of $53,947,064 and cash paid to Wilson-Davis shareholders of $7,127,569 at closing of the business combination and the acquisition of $33,333,876 in cash from the closing of the business combination.

Cash used in financing activities from the three months ended March 31, 2024 was $40,682,764 as compared to $147,124,692 for the three months ended March 31, 2023. This is primarily due to the redemptions of $53,947,064 and $148,523,642, respectively and the financing of transaction cost and financing from funicular totaling $12,212,000.

Line of Credit

The Company has a $10,000,000 revolving line of credit with BMO Harris Bank N.A. The interest rate is determined at the time of borrowing as agreed by the Company and the bank. The line of credit currently provides for interest at the bank’s overnight rate plus 1.5% and is secured by Wilson-Davis’ assets. In addition, the line of credit carries an interest rate of 0.5% on its unused portion. The line of credit agreement requires Wilson-Davis to maintain line of credit collateral with value, as determined by the bank, in an amount at least equal to a percentage of the loan amount as specified by the bank. Advances on the line of credit are payable on demand. The entire amount of this credit facility is available to be drawn and used to meet Wilson-Davis’ liquidity requirements for NSCC clearing margin deposits. Wilson-Davis did not draw on its line of credit during the months ended March 31, 2024 and 2023. As of March 31, 2024 and 2023, Wilson-Davis was in compliance with all financial covenants contained in its revolving line of credit agreement.

In connection with AtlasClear Holdings’ assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity of Quantum raises substantial doubt about its ability to continue as a going concern through the twelve months following the issuance of the financial statements. If AtlasClear Holdings’ is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. AtlasClear Holdings’ cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024.

Contractual Obligations

The Company holds several long-term debt obligations with outside vendors and investors, with loans maturing between 2025 and 2028 (see Note 6, 7 and 14). Additionally, the Company leases office space under several operating leases (see Note 11). The Company has no capital lease obligations. Further, there are no other outstanding long-term liabilities contractually obligated by the Company.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As a result of the business combination, the Company has incorporated changes in internal controls as it relates to the controls and procedures which were present with Wilson-Davis. Except as discussed, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The information set forth in the “Overview” section above with respect to the issuances under each of the Pacsquare Purchase Agreement, the Bank Acquisition Agreement, the Calabrese Agreement, the Grant Thornton Agreement, the IB Agreement, the OTB Agreement, the Carriage Agreement, the Interest Solutions Note, the JonesTrading Note and the Winston & Strawn Agreement is incorporated by reference herein. The shares of Common Stock have been or will be issued pursuant to each of the respective agreements in reliance upon the exemption from registration provided under Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act in transactions not requiring registration under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 21, 2024, the board of directors of the Company (the “Board”) appointed Craig Ridenhour to serve as the Company's President, effective as of such date. Mr. Ridenhour currently serves as a member of the Board and previously served as the Company’s Chief Business Development Officer from February 2023 until his appointment as President. In addition, on May 21, 2024, the Board also appointed John Schaible to serve as Executive Chairman of the Company. Mr. Schaible previously served as the Company’s Chief Strategy Officer from February 2024 until his appointment as Executive Chairman.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1

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

10.9

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
10.14

Source Code Purchase and Master Services Agreement, dated as of February 16, 2024, by and between PacSquare Technologies LLC and AtlasClear, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-41956), filed with the SEC on April 16, 2024).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*     Filed herewith.

**  Furnished herewith.

#    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLASCLEAR HOLDINGS, INC.

Date: May 24, 2024	By:	/s/ Robert McBey
	Name:	Robert McBey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2024	By:	/s/ Richard Barber
	Name:	Richard Barber
	Title:	Chief Financial Officer
(Principal Financial Officer)