Form 10-KT
period 2024-06-30
AtlasClear Holdings, Inc.
filed 2024-10-16
CIK 1963088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2024 to June 30, 2024

Commission file number: 001-41956

AtlasClear Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-2303797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2203 Lois Avenue, Suite 814 Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 446-6660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ATCH	NYSE American LLC

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

As of December 29, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock was not listed on any exchange or overthe-counter market since the registrant’s business combination did not occur and the registrant’s common stock did not begin trading on the NYSE American until February 9, 2024.

As of October 7, 2024, there were 23,275,171 shares of our Common Stock issued and outstanding, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Unless the context otherwise requires, throughout this Transition Report on Form 10-KT (“Transition Report”), the words “ATCH,” “we,” “us,” “AtlasClear Holdings,” or the “Company” refer to AtlasClear Holdings, Inc. and its subsidiaries (as applicable).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report and some of the information incorporated herein by reference includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “continues,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “seeks,” “plans,” “scheduled,” “possible,” “potential,” “predict,” “project,” “anticipates,” “intends,” “aims,” “works,” “focuses,” “aspires,” “strives” or “sets out” or similar expressions.

Forward-looking statements are not guarantees of performance, and the absence of these words does not mean that a statement is not forward looking. You should understand that the following important factors could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements herein:

●	our ability to realize the benefits expected from the Business Combination (as defined herein);
●	our ability to complete the acquisition of Commercial Bancorp of Wyoming (“Commercial Bancorp”);
●	our ability to successfully integrate our recent and proposed acquisitions, including the acquisition of Commercial Bancorp, and to realize the synergies and benefits of such acquisitions;
●	our ability to successfully implement the AtlasClear Platform (as defined herein);
●	our significant indebtedness and our ability to service such indebtedness;
●	the volatility of the price of our common stock, par value $0.0001 per share (the “Common Stock”) and the possibility that stockholders could incur substantial losses;
●	potential dilution of our stockholder interests resulting from our issuance of equity securities;
●	the ability to maintain the listing of our Common Stock on the NYSE American LLC (“NYSE”), and the potential liquidity and trading of such securities;
●	our ability to grow and manage growth profitably;
●	our ability to raise financing in the future, if and when needed;
●	our success in retaining or recruiting, or adapting to changes in, our officers, key employees, or directors following the Business Combination;
●	our ability to attract and retain our senior management and other highly qualified personnel;
●	our ability to achieve or maintain profitability;
●	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our ability to successfully protect against cybersecurity attacks or breaches, ransomware attacks, and other disruptions to our information technology structure;
●	our ability to successfully compete against other companies;
●	our estimates regarding expenses, future revenue, and needs for additional financing;
●	the effect of economic downturns and political and market conditions beyond our control; and
●	other factors detailed under the section entitled “Risk Factors.”

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

PART I

Item 1. Business

CHANGE IN FISCAL YEAR END

On August 9, 2024, our board of directors approved a change in our fiscal year end from December 31 to June 30. As a result of this change, we are filing this Transition Report on Form 10-KT for the six-month transition period ended June 30, 2024. References to any of our previous fiscal years mean the fiscal years ending on December 31.

BUSINESS OF ATLASCLEAR HOLDINGS

Our goal is to build a cutting-edge technology enabled financial services firm that would create a more efficient platform for trading, clearing, settlement and banking, with evolving and innovative financial products that focus on financial services firms. We are a fintech driven business-to-business platform that expects to power innovation in fintech, investing, underwriting and trading. We believe we are positioned to provide a modern, mission-critical suite of solutions to our clients, enabling them to reduce their transactions costs and compete more effectively in their businesses.

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

Through the acquisition of Wilson-Davis, a correspondent clearing company, our acquisition of Quantum FinTech Acquisition Corporation (“Quantum”), and our anticipated acquisition of Commercial Bancorp, a federal reserve member, we expect to acquire the capabilities to provide specialized clearing and banking services to financial services firms, with an emphasis on global markets currently underserviced by larger vendors. Once properly integrated, anticipated synergies between Commercial Bancorp, Quantum, and Wilson-Davis are expected to allow for lower cost of capital, higher net interest margins, expanded product development and greater credit extension.

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

Prior to the closing of the business combination pursuant to that certain Business Combination Agreement, dated November 16, 2022 (as amended, the “Business Combination Agreement”), by and among the Company, Quantum, , Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey (the “Business Combination”), none of AtlasClear, Wilson-Davis or Quantum were managed on a combined basis with each other and have each historically operated independently. The future success of the Business Combination, including its anticipated benefits, depends, in part, on our ability to optimize our combined operations, which may be a complex, costly and time-consuming process. We cannot assure you that the Commercial Bancorp acquisition will be consummated or that the anticipated synergies and benefits of any of the foregoing acquisitions will be realized by the Company.

Business Opportunity

Technology has opened up financial services to new users and changed expectations for customers of legacy financial services firms. Both expect a modern and frictionless financial services experience that we believe AtlasClear Holdings is well positioned to deliver.

Once fully integrated, we believe our technology platform and specialized clearing and banking services will be mission-critical to our clients, given the complexities of investing infrastructure, the complications around collateral and capital requirements, and the complicated regulatory landscape. We expect to benefit as new fintech firms launch and existing firms scale, potentially outpacing legacy financial firms in their own categories.

We believe consumer expectations for a one-stop shop for their investing, banking, spending, insurance and borrowing needs is driving the convergence of financial services. As a result, financial companies that traditionally operated as single-product specialists (e.g., savings-focused platform, lending-focused platform) are now seeking to integrate trading and investing capabilities into their broader offering. Further, we anticipate increased interest from non-financial services firms (e.g., consumer retail firms) in leveraging their brand and customer reach to offer financial services as a means to drive incremental revenue and customer engagement. We believe AtlasClear Holdings is well positioned to provide the “investing-as-a-service” platform these firms may require to develop such offerings.

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

FinTech Assets

Pursuant to the Contribution Agreement, Atlas FinTech and Atlas Financial Technologies Corp. contributed to AtlasClear all their rights, title and interest to the following software products and intellectual property assets upon the closing of the Business Combination (the “FinTech Assets”). At present, none of the FinTech assets are in production. Further, due to limited capital contributions from the Quantum’s trust account, management views timelines for revenue recognition from the FinTech Assets to be unknowable and therefore has decided to write down the assets described below.

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

Pacsquare offers proprietary trading applications including real time trading applications which includes options up to Level 6, digital account opening, AML risk assessment verification and the ability to customize customer and broker dealer experience including risk management and compliance. Pacsquare’s architecture is Microservices and infrastructure is cloud based. Microservices provides high modularity, fault isolation, threat isolation and maximum flexibility for future changes. Cloud provides scalability, geographic redundancy, security and cutting edge technologies. Pursuant to the transactions contemplated by a letter of intent, on February 16, 2024, AtlasClear purchased a proprietary trading platform with clearing and settlement capabilities that will be developed by Pacsquare, including certain software and source code (the “AtlasClear Platform”).

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

Pacsquare technology uses innovative cloud based multiple thread processing technology which AtlasClear believes will create beneficial efficiencies. Currently, competitive systems utilize main frame technology with single thread processing that runs in a batch environment, requires more time to make changes and are prone to downtime. Pacsquare technology operates in a real time, multiple thread processing environment which limits the down time of the system. Wilson-Davis currently uses Fidelity National Information Services Inc. (“FIS”) for its clearing services, pursuant to an FIS contract which is due to expire in July 2025 but will be extended as needed until the implementation of Pacsquare. It is anticipated that the Pacsquare software applications will be fully tested before implementation and that the Company will provide demonstrations to FINRA before the software applications are put into production.

Upon the delivery, testing and implementation of these modules, we believe the Company will have a real time cloud-based trading, clearing and custody solution.

Trading Level 1 Application

This application is expected to offer stock trading and options level 1 trading including real time balances calculations, risk management, trade history view, dashboard and market watch list. It will include a separate broker administrative portal to monitor customers and place trades on their behalf. It is also expected to provide the ability to view all customers trades in real time including real time trade blotter. We expect customers will be able to place trades in real time and get real time market data and news including fundamental data. This includes routing trades for both equities and options through an order management system (“OMS”) engine developed for AtlasClear.

The Pacsquare software application is expected to provide the ability to trade equities, options and fixed income products, as does the current FIS software. Although the Pacsquare software will have the ability to trade fractional equity shares, the Company does not currently anticipate using the fractional trading application in the near future. With respect to the organizational and transactional structure to implement the new trading platform, the Company will utilize the existing organizational and transactional procedures currently in place. The Pacsquare software application has been built and is in the process of being fully tested before implementation. The Company will provide demonstrations to FINRA before the software applications are put into production.

OLA Digital Online Account Opening

Online Account (“OLA”) is now implemented and in use, allowing customers to open accounts online. This process allows Wilson-Davis to automate their entire customer on-boarding process while tracking compliance-related activities such as customer identity verification, document retention, and regulatory reporting. Customers typically fill out an online account application, provide an Electronic Signature, undergo identity verification and AML and Office of Foreign Assets Control (“OFAC”) screenings, and finally fund the account.

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

AtlasClear Holdings is led by a seasoned team of industry executives supported by a purpose-built board of directors. Collectively, our leadership team will have over 30 years of combined experience spanning the technology, investing, custody, banking and clearing lifecycles. The team has held leadership and operational roles at firms such ICE, Penson Clearing, Southwest Securities, NexTrade, Anderen Bank, Stonex and The Chicago Board of Trade, among others. Clearing, custody and banking are highly regulated and complex businesses, and we believe that our team’s combined experience, coupled with the technological capabilities we acquired from the Pacsquare Assets and the Fintech Assets as well as Quantum provide us an advantage over our competitors.

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

During the year ended June 30, 2023, revenues from commissions and related vetting fees accounted for approximately 84% of total revenues, respectively. For the period from acquisition through June 30, 2024, revenues from commissions and related vetting fees accounted for approximately 64% of total revenues, respectively. During the year ended June 30, 2023, and for the period from acquisition through June 30, 2024, 10% and 25% of commissions respectively, were attributable to Wilson-Davis’ securities liquidations of private placement and open market purchased securities for U.S. customers in Canadian traded securities in companies engaged in the legal cannabis industry in Canada and other businesses referred by Canaccord Genuity, a global full-service investment banking firm with principal activities in Canada.

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

During the years ended June 30, 2023 and 2024, Wilson-Davis had approximately 91 and 300 customers referred by Canaccord Genuity with approximately $62.3 million and $79.6 million in securities on deposit in its Wilson-Davis customer accounts, respectively. There is no agreement with Canaccord Genuity to continue such referrals. The termination or material reduction in the securities liquidation for customers of Canaccord Genuity would have a material adverse effect on the revenues and results of operation of Wilson-Davis.

Wilson-Davis had approximately 5,000 active customer accounts as of June 30, 2023 and over 4,325 active customer as of ended June 30, 2024.

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

The clearing houses through which Wilson-Davis clears securities transactions, DTCC and NSCC, require margin deposits in amounts determined by them to mitigate the risk to them of potential losses resulting from transactions that fail to clear for one reason or another. To meet these anticipated contingencies, Wilson-Davis maintains a margin deposit at NSCC larger than required. As of June 30, 2024, Wilson-Davis’ margin deposit at NSCC was $2.9  million, which was well over the requirement of $535,045. DTCC and NSCC have the authority to, and frequently do, require additional margin deposits that must be deposited on the same business day, otherwise, Wilson-Davis could face liquidation of the clearing position and damages. Wilson-Davis attempts to manage margin call risk exposure by limiting the size of transactions and restricting transactions of securities deemed to be too volatile. However, Wilson-Davis cannot control or predict the nature, amount, or timing of additional NSCC margin calls. Margin deposits are generally released within two business days of the transaction trade date.

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

Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Wilson-Davis is registered in 50 states and two territories.

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

The SEC and the SROs may conduct administrative proceedings that can result in censure, fine, suspension, or expulsion of a broker-dealer and its supervisors, officers, or employees. Wilson-Davis and its personnel have been and are subject to various such disciplinary proceedings. See “Item 3 – Legal Proceedings”.

Net Capital Requirements

Wilson-Davis is required under applicable rules of the SEC and FINRA to maintain net capital of at least $250,000. As of June 30, 2024, Wilson-Davis had net capital, computed in accordance with the applicable detailed calculation requirements, of $10.4 million or excess net capital of $10.1 million.

As of June 30, 2024, Wilson-Davis’ net capital included $1,950,000 in subordinated loans. Wilson-Davis has not applied to repay these subordinated loans.

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

Human Capital Resources

On June 28, 2024, Wilson-Davis had 38 full-time and four part-time employees and consultants, consisting of 26 full-time registered representatives, or consultants, twelve full-time and four part-time operating personnel, and six executives and supervisors. No employees or consultants are represented by a collective bargaining agreement. Wilson-Davis emphasizes compliance and risk management principles to manage the day-to-day business. In recruiting, training and retaining personnel, Wilson-Davis relies on industry training and competitive compensation. Wilson-Davis considers its relationship with its employees and consultants to be good.

Facilities

Our principal executive offices are located at 2203 Lois Avenue, Suite 814, Tampa, FL 33607 and our phone number is (727) 446 6660. Wilson-Davis’ office is located in Salt Lake City, Utah, with a branch office in Denver, Colorado, and a branch office in Dallas, Texas. Wilson-Davis also has registered representatives who work remotely from California, New York, Arizona, Nevada, Oklahoma, and Florida. Following our contemplated acquisition of Commercial Bancorp, we expect to add its facility in Pine Bluffs, Wyoming.

Item 1A. Risk Factors

Investing in our Common Stock involves risk. You should carefully consider the risks described below as well as all the other information in this Transition Report, including the consolidated financial statements and the related notes included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the trading price of our Common Stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this Item 1A, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following risks, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of our Common Stock or warrants and result in a loss of all or a portion of your investment:

●	We are a new company with no prior operating history, which makes it difficult to evaluate our business and prospects.
●	We may require substantial funding to finance our operations, but adequate financing may not be available when we need it, on acceptable terms or at all.
●	Uncertain global macro-economic and political conditions could materially and adversely affect our results of operations and financial condition.
●	The loss of Robert McBey, Our Chief Executive Officer, or other key personnel, or failure to attract and retain other highly qualified personnel, could harm our business.
●	The requirement that we repay the Funicular Note, the short-term and long-term promissory notes issued to the sellers of Wilson-Davis (the “Seller Notes”), pursuant to amendments to the Stock Purchase Agreement, dated as of April, 15, 2022, by and among Wilson-Davis, and the promissory note in the aggregate principal amount of $4,150,000 (the “Chardan Note”), issued to Chardan Capital Markets LLC (“Chardan”) could adversely affect our business plan, liquidity, financial condition, and results of operations.
●	Restrictive covenants under the Convertible Notes could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
●	If the proposed CB Merger (as defined below) is completed, we may experience difficulties in integrating the operations of Wilson-Davis and Commercial Bancorp and in realizing the expected benefits of these transactions.
●	Wilson-Davis and Commercial Bancorp, if acquired, may have liabilities that are not known to AtlasClear and the indemnities negotiated in the Broker-Dealer Acquisition Agreement and the Bank Acquisition Agreement may not offer adequate protection.
●	We may in the future make acquisitions, and such acquisitions could disrupt our operations, and may have an adverse effect on our operating results.
●	Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
●	We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers and other key management and technical personnel.
●	Wilson-Davis’ liquidation of microcap securities and related activities in the over-the-counter market segment expose it to significant risk.
●	The over-the-counter markets for the microcap securities Wilson-Davis liquidates frequently have limited trading volume and volatile trading prices.
●	The penny stock rules limit Wilson-Davis’ trading practices.
●	Wilson-Davis needs to continue to maintain its excess net capital above the NSCC requirement of $10 million to continue to provide correspondent clearing services for introducing brokers.
●	Wilson-Davis is substantially dependent on one principal customer.
●	Wilson-Davis customers liquidate securities of smaller reporting companies that have relaxed disclosure obligations.
●	Wilson-Davis customers also liquidate securities in companies that do not file SEC reports, so there is very little, if any, reliable data publicly available about them.
●	Wilson-Davis is, and may in the future be, subject to significant regulatory enforcement proceedings.
●	Wilson-Davis and certain of its personnel are subject to various regulatory disciplinary orders that could be the basis of future regulatory action.
●	Wilson-Davis’ procedures, policies, and practices to comply with the comprehensive anti-money laundering regulatory regime may not be sufficient to assure compliance.
●	General, long-term financial and economic conditions and unforeseen events may adversely affect Wilson-Davis’ financial condition and results of operations.
●	Wilson-Davis may be unable to attract and retain registered representatives and other professional employees.
●	FINRA has adopted rules that impose significant compliance requirements on making investment recommendations to retail customers.
●	Wilson-Davis is exposed to credit risk and other risks from customers, market makers, and other counterparties. Wilson-Davis faces significant risks in conducting its market making business. Systems and security failures could significantly disrupt Wilson-Davis’ business and subject the firm to losses, litigation, and regulatory actions.

●	Wilson-Davis relies on numerous external service providers whose failure to provide those services properly may result in significant adverse events.
●	Wilson-Davis relies on representations of third parties to ensure compliance with applicable laws and rules. Damage to Wilson-Davis’ reputation could adversely impact its business.
●	We are or may be subject to numerous risks relating to the need to comply with data and information privacy laws.
●	We are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow, we will need to expend additional resources to enhance our protection from such risks. Any cyber incident could result in information theft, data corruption, operational disruption, and/or a financial loss that has a material adverse impact on our business and that could subject us to legal claims.
●	Issues in the use of artificial intelligence, including machine learning and computer vision (together, “AI”), in our analytics platforms may result in reputational harm or liability.
●	Wilson-Davis is subject to extensive regulation from the SEC and FINRA, and the failure to comply with this regulation can result in significant penalties, fines, liability, and reputational harm.
●	The misconduct of Wilson-Davis’ employees could expose the firm to significant legal liability and reputational harm.
●	If the Pacsquare Assets are not successfully implemented or integrated into the Company’s business, or do not perform adequately, this could adversely affect the Company’s business, financial condition and results of operations, and could damage its reputation.
●	The proposed acquisition of Commercial Bancorp (the “CB Merger”) may not be completed on the terms or timeline currently contemplated, or at all, as the parties may be unable to satisfy the conditions or obtain the approvals required to complete the CB Merger.
●	Failure to complete the CB Merger may hinder the Company from achieving its anticipated business goals, and negatively impact the Company’s share price and its business, prospects, financial condition and results of operations.
●	The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent board members.
●	Stock trading volatility could impact our ability to recruit and retain employees.
●	Our existing indebtedness, and any indebtedness we incur in the future, could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.
●	Future sales of our Common Stock could cause the market price for our Common Stock to decline.
●	An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
●	Issuances of shares of Common Stock pursuant to the Pacsquare Purchase Agreement, or to settle accrued expenses and obligations, and conversion of any amounts under the Seller Notes, Funicular Note and the Chardan Note, each as defined herein, and to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”), or to Tau Investment Partners LLC (“Tau”), pursuant to an at-the-market agreement entered into between the Company and Tau, dated as of July 31, 2024 (the “ELOC Agreement”), would result in substantial dilution of our stockholders and may have a negative impact on the market price of our Common Stock.
●	If we are not able to raise sufficient capital to satisfy our payment obligations under the Convertible Notes, or otherwise restructure the Convertible Notes, and payment of principal and accrued and unpaid interest thereon is demanded by the holders thereof, we will be in default, and may not be able to continue as a going concern.
●	We cannot assure you that we will continue to be able to comply with the continued listing standards of the NYSE American.
●	Terms of our promissory notes may result in likely non-compliance and default.

Risks Related to AtlasClear Holdings’ Business

Unless the context otherwise requires, all references in this section to “we,” “us” or “AtlasClear Holdings” refer to the business of AtlasClear Holdings following the consummation of the Business Combination.

We are a new company with no prior operating history, which makes it difficult to evaluate our business and prospects.

We are a new company with no prior operating history, which makes it difficult to evaluate our business and prospects or forecast our future results. In addition, our subsidiary, AtlasClear is a new company that was formed in March 2022. Prior to such time, AtlasClear had no operations or assets. Upon Closing, AtlasClear received certain intellectual property from Atlas FinTech and Atlas Financial Technologies Corp., acquired the Pacsquare Assets and completed the acquisitions of Wilson-Davis. AtlasClear expects to complete CB Merger or a similar acquisition, however, we cannot assure you that the CB Merger will be completed as anticipated. As a result of these transactions, AtlasClear expects to acquire the capabilities to provide specialized banking and clearing services to other financial services firms. Even if AtlasClear is able to consummate CB Merger, we cannot assure you that we will achieve the anticipated synergies and benefits of such transactions, that our service offerings will appeal to our target market of financial services firms, generally with annual revenues up to $1 billion, or that we will achieve our anticipated financial results. If we are not able to complete the CB Merger, or if the combined company does not achieve the anticipated operational and financial results, the value of your investment would be materially and adversely affected.

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

We have in the past and expect to continue to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. In addition, inflation rates in the U.S. have been higher than in previous years, which may result in higher costs of capital and constrained credit and liquidity. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates could impact our ability to access the capital markets. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or achieve profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures and consumer member demand.

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

The loss of Robert McBey, Our Chief Executive Officer, or other key personnel, or failure to attract and retain other highly qualified personnel, could harm our business.

Our future success depends in large part on the continued services of senior management and other key personnel. In particular, we are dependent on the services of Robert McBey, our Chief Executive Officer, who is critical to the future vision and strategic direction of our business. Our senior management and other key personnel are all employed on an at-will basis, which means that their employment could be terminated by us at any time, for any reason, and without notice. Conversely, employees may voluntarily terminate their employment at any time, for any reason, and without notice, and the risk of forfeiting equity incentives and/or losing other employee benefits might not be sufficient incentive for them to remain employed with us. If we lose the services of our senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel that we need, our business, operating results, and financial condition could be adversely affected.

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

The requirement that we repay all outstanding notes, including the Funicular Note, the Seller Notes and the Chardan Note could adversely affect our business plan, liquidity, financial condition, and results of operations.

As discussed below, the Company sold and issued promissory notes including the Funicular Note, the Seller Notes and the Chardan Note (collectively, the Convertible Notes”). If not converted, we are required to repay principal amounts outstanding under the Convertible Notes, as well as interest thereon. These obligations could have important consequences on our business. In particular, they could:

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

As part of the Broker-Dealer Acquisition Agreement, AtlasClear assumed certain liabilities of Wilson-Davis and as part of the Bank Acquisition Agreement, AtlasClear expects to assume certain liabilities of Commercial Bancorp if the transaction is consummated. There may be liabilities that AtlasClear failed or was unable to discover in the course of performing due diligence investigations into these companies. AtlasClear may also have not correctly assessed the significance of certain liabilities identified in the course of its due diligence. Any such liabilities, individually or in the aggregate, could have a material adverse effect on the combined company’s business, financial condition and results of operations. As we integrate Wilson-Davis and, if acquired, Commercial Bancorp, into our operations, we may learn additional information about Wilson-Davis and Commercial Bancorp, such as unknown or contingent liabilities and issues relating to compliance with applicable laws, that could potentially have a materially adverse effect on our business, financial condition and results of operations.

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

Wilson-Davis is subject to amendments of rules adopted by NSCC that require Wilson-Davis to have excess net capital of at least $10.0 million as of October 26, 2023 if Wilson-Davis clears for an introducing broker. As of June 30, 2024, Wilson-Davis had net capital of approximately $10.4 million. Investors, including the owners of Wilson-Davis and Mr. Schaible, provided an aggregate of $1,300,000 in subordinated demand notes which were funded on October 13, 2023,  and FINRA approved the demand notes. The notes are expected to mature on October 13, 2024 and to have an interest rate of 5% per annum, payable quarterly. During the six months ended June 30, 2024, Glendale, the sole introducing broker at Wilson-Davis, provided $164,000 or approximately 3% of Wilson-Davis’ revenues. However, the growth of clearing services for introducing broker customers is expected to be a key driver to meet the Company’s future revenue goals. As a result, if we fail to meet the increased capital requirements of NSCC on an ongoing basis, we would be unable to provide clearing services for introducing brokers which could have a material adverse effect on the Company’s revenues in the future.

Wilson-Davis is substantially dependent on one principal customer.

During the six months ended June 30, 2024 and 2023, Wilson-Davis received 10% and 5% of its revenue, respectively, from securities liquidations of Canadian traded securities for customers of Canaccord Genuity. The termination or material reduction in the securities liquidation for customers of Canaccord Genuity would have a material adverse effect on the revenues and results of operation of Wilson-Davis.

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

Wilson-Davis cannot predict the duration or severity of economic conditions that may adversely affect its results of operations.

Wilson-Davis’ revenue and profitability have been adversely affected by the general downturn in the securities markets since early 2022, resulting from rising inflation, increased interest rates, the lingering economic effects of the COVID-19 pandemic, the military conflict in Ukraine and Israel, Hamas’ attack on Israel and the ensuing war and other factors. Wilson-Davis cannot predict the duration or severity of the downturn of the current securities markets or the economic and other factors that are contributing to these market conditions.

General, long-term financial and economic conditions and unforeseen events may adversely affect Wilson-Davis’ financial condition and results of operations.

In addition to the previous and current securities markets and economic challenges, previous long-term market downturns, economic depressions and unforeseen events, such as the COVID-19 pandemic, have had an adverse impact on Wilson-Davis’ business. Although Wilson-Davis has established a disaster recovery plan, there is no guarantee that it could operate without disruption in the event a disaster were to occur. The occurrence of various unforeseeable events such as natural disasters, pandemics, terrorism and acts of war, could result in fewer customer orders and, as a result, decreased commissions and revenue, resulting in a significant impact on Wilson-Davis’ ability to conduct business and adversely affecting its results of operations and financial condition.

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

Risks Relating to the Proposed Acquisition of Commercial Bancorp

The proposed CB Merger may not be completed on the terms or timeline currently contemplated, or at all, as the parties may be unable to satisfy the conditions or obtain the approvals required to complete the CB Merger.

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

The terms of our promissory notes make non-compliance or default likely, and this can result in additional legal and other fees as well as impact the Company’s share price and its business, prospects, financial condition and results of operations.

As part of our recent acquisition and ongoing efforts to acquire another company, we have entered into several promissory notes with terms that are more onerous than usual. These promissory notes contain covenants and obligations that, if not met, could result in default. Given the significant changes and integration efforts currently underway, there is an increased risk that we may not be able to comply with these terms.

In the event of non-compliance or default, we could face severe financial penalties, acceleration of debt repayment obligations, and potential legal actions. Such outcomes could materially and adversely affect our financial condition, liquidity, and overall business operations. Additionally, a default could damage our reputation and hinder our ability to secure future financing on favorable terms, thereby impacting our long-term growth and strategic objectives.

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

As a public company trading on the NYSE American, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business accounting, auditing and regulatory requirements and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company, and we are still early in the process of generating a mature system of internal controls and integration across business systems. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements, harm our operating results, and subject us to litigation and claims arising from material weaknesses in our internal controls and any resulting consequences, including restatements of our financial statements. See “Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.”

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

We have identified material weaknesses in its internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our Company and materially and adversely affect our business and operating results.

In connection with the preparation of our Form 10-K for the year ended on December 31, 2023 and our Form 10-KT for the transition period ended June 30, 2024, management reassessed the effectiveness of our disclosure controls and procedures for the periods affected. As a result of that reassessment, management determined that our disclosure controls and procedures were not effective as of December 31, 2023, and June 30, 2024 due to the material weaknesses with respect to compiling information to prepare financial statements in accordance with U.S. GAAP. The material weaknesses are due to the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on and the impact of the Business Combination Agreement as it relates to the classification of complex accounting instruments, and related financial disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Risks Related to Ownership of Our Common Stock

Future sales or resales of our Common Stock could cause the market price for our Common Stock to decline significantly, even if the Company’s business is doing well.

We had 23,275,171 shares of Class A common stock outstanding as of October 7, 2024. We filed a resale registration statement which became effective on August 14, 2024, which registers the offer and sale from time to time by certain selling stockholders of up to 77,577,099 shares of our Common Stock. Further, Robert McBey and Atlas Fintech beneficially own 31.2% of our outstanding Common Stock. These shares may be resold. Although Robert McBey and Atlas Fintech are prohibited from transferring any Common Stock until the expiration of the lock-up periods in the applicable lock-up agreements, upon the effectiveness of any registration statement the Company files, including our resale registration statement that was declared effective on August 14, 2024, or otherwise in accordance with Rule 144 under the Securities Act (“Rule 144”) and after expiration or early termination or release of the applicable lock-up provisions, the Company stockholders may sell our Common Stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the trading price of our Common Stock or putting significant downward pressure on the price of our Common Stock.

Until such time that the registration statement is no longer effective or all securities thereunder are sold, the registration statement will permit the resale of these securities. The resale, or expected or potential resale, of a substantial number of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for our stockholders to sell their Common Stock at times and prices that they feel are appropriate. Furthermore, we expect that, because there was a large number of shares registered pursuant to the registration statement, the selling stockholders will continue to offer the securities covered by the registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time.

Further, sales of our Common Stock upon expected expiration of resale restrictions could encourage short sales by market participants. Generally, short selling means selling a security, contract or commodity not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security’s price. As such, short sales of our Common Stock could have a tendency to depress the price of our Common Stock, which could further increase the potential for short sales.

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

In addition, registration rights we may grant in the future, including in the ordinary course of the Company’s business, may further depress market prices if these registration rights are exercised or shares of our Common Stock are sold under the registration statements, the presence of additional shares trading in the public market may also adversely affect the market price of our Common Stock.

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

Issuances of shares of Common Stock pursuant to the Pacsquare Purchase Agreement, or to settle accrued expenses and obligations, and conversion of any amounts under the Seller Notes, Funicular Note, the Chardan Note, the Winston & Strawn Agreement, or pursuant to the ELOC Agreement, would result in substantial dilution of our stockholders and may have a negative impact on the market price of our Common Stock.

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

Pursuant to the Winston & Strawn Agreement, the Company may issue up to $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. Additionally, pursuant to the ELOC Agreement, Tau has committed to purchase, upon the terms thereof and subject to the satisfaction of certain conditions, up to $10 million of Common Stock of the Company, at a price per share equal to 97% of the lowest VWAP of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice sent by the Company from time to time, over the course of 24 months from the date of the ELOC Agreement. Each advance may be up to the greater of 100,000 shares or 50% of the average daily volume traded of the shares during the 30 trading days immediately prior to the date the Company requests each advance. All of the foregoing issuances would result in substantial dilution of our stockholders and may have a negative impact on the market price of our Common Stock.

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

We have not timely satisfied certain payment obligations under the Funicular Note, the Seller Notes and the Chardan Note. In the event we are not able to raise sufficient capital to pay such notes, or otherwise restructure the same, and payment of principal and accrued interest thereon is demanded by the holders thereof, we will be in default, and may not be able to continue as a going concern. Although none of the holders of such promissory notes have elected to pursue remedies against us, we cannot assure you that they will not do so in the future. The institution of collection actions could have a material adverse effect on our business and could force us to seek relief through insolvency or other proceedings. The Long-Term Notes accrue interest at a rate of 13% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, in cash), and are convertible at the option of the holder at any time commencing six months after the Closing Date, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion (or 85% if an event of default occurs and is continuing). On each interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind by increasing the principal amount of the Funicular Note. In the event of an Event of Default (as defined in the Funicular Note), in addition to Funicular’s other rights and remedies, the interest rate would increase to 20% per annum. If the registration statement for the issued shares is not filed within 30 days after the Closing or is not declared effective by the applicable deadline set forth in the Registration Rights Agreement, or under certain other circumstances described in the Registration Rights Agreement, then the Company shall be obligated to pay to the Funicular an amount in cash equal to 5% of the original principal amount of the Note on a monthly basis until the applicable event giving rise to such payments is cured. The Chardan Note is subject to a demand for immediate repayment in cash upon the occurrence of certain events of default specified therein. In addition, if the registration statement for the issued shares is not filed within 45 days after the Closing or is not effective within a specified period after the Closing (or if effectiveness is subsequently suspended or terminated for at least 15 days, subject to certain exceptions), then the interest rate of the Chardan Note will increase by 2% for each week that such event continues. The Company is not currently in compliance with the foregoing registration obligations, which have resulted in increased interest rates under the terms of the applicable Convertible Notes.

We cannot assure you that we will continue to be able to comply with the continued listing standards of the NYSE American, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our continued eligibility to maintain the listing of our Common Stock on the NYSE American depends on a number of factors, including the price of our Common Stock and the number of persons that hold our Common Stock. Our Common Stock has traded below the $1.00 minimum share price requirement since June 27, 2024. For this, and other reasons, our Board has recommended, and we plan to hold a special meeting for our stockholders to approve, that the Company effect a reverse stock split as one potential mechanism to address any potential future compliance requirements with the NYSE American’s continued listing standards. If the NYSE American delists our securities from trading on its exchange for failure to meet its listing standards, and we are not able to list such securities on another national securities exchange, then our Common Stock could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including:

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

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, markets, revenue streams, and competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us adversely change their recommendation regarding our shares of Common Stock or provide relatively more favorable recommendations with respect to competitors, the price of our shares of Common

Stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

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

As of October 7, 2024 we had a total of 23,275,171 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan or any earnout shares that may be issued in the future, and (ii) assuming no exercise of the outstanding Warrants. All shares currently held by public stockholders and all of the shares issued in the Business Combination to former AtlasClear’s stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144), including our directors, executive officers and other affiliates.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Board of Directors Oversight

Our board of directors, as a whole and through its committees, holds oversight responsibility for our risk management processes, including risks from cybersecurity threats. Our board of directors exercises its oversight function through the audit committee, which oversees the management of risk exposure across various areas, including cybersecurity risk. The audit committee is comprised of board members with diverse expertise including risk management and technology, which we believe enables the board to oversee cybersecurity risks.

Management’s Role

Our management is responsible for day-to-day administration and management of our cybersecurity program and for informing the audit committee of cybersecurity risks. We may also work with external security service providers to support our security monitoring and threat detection capabilities. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our information technology team overseen by the Executive Chairman. With over twenty-five years of technology development experience in the financial services industry, our Executive Chairman is familiar with our technology infrastructure and risk profile. Our information technology team tests our infrastructure for known cybersecurity risks and leads our employee training program on matters related to cybersecurity. The Executive Chairman and information technology team seek to implement and oversee processes for monitoring our information systems. This includes the deployment of advanced security measures and system audits to identify potential vulnerabilities. If a potential breach is identified, it is raised to the attention of senior management to help mitigate any further vulnerabilities.

Cybersecurity Risk Management and Strategy

The goal of our cybersecurity program is to establish processes for identification, assessment, and management of cybersecurity risks. We conduct periodic risk assessments, including with support from external vendors, if needed, to assess our cyber program, identify potential areas of enhancement, and develop strategies for the mitigation of cyber risks. We also conduct security testing and have established a vulnerability detection process, supported by security testing, that is designed to address the treatment of identified security risks based on severity. Our risk assessments include, but are not limited to:

Interfaces	Storage security
Applications	Hardware security
Data	Remote access security
IT architecture	Information flow

Risks from Cybersecurity Threats

Some potential cybersecurity threats include, but are not limited to:

●	Human errors or sabotage: Company employees or a third-party having access to the system could cause errors or allow for sabotage that may cause company losses. Our procedures seek to identify the risks that can be caused by human error or intent and includes processes to mitigate with a particular focus on training employees to avoid human errors.
●	Data leaks: Data leaks could result in a breach of our privacy policies for customers sensitive data, resulting in potential regulatory violations or commercial litigation. Our processes aim to restrict access and monitor for leaks of internal and/or external data.
●	Unauthorized access: Unauthorized access could be due to password theft, malware attacks, employee involvement, or hackers. Preventing unauthorized access is a top priority within our cybersecurity protocols.
●	Natural or man-made disasters: Data can be threatened by natural or human disasters. Lightning strikes, fire, floods, hurricanes, bombings, etc. Without proper data backup, all company data could be compromised in one incident. Backups, co-location of servers and data is regularly monitored and adjusted as needed with a goal of insulating the Company from this type of risk.

●	Failed system: Our cybersecurity policies contemplate enterprise system failures due to cyber-attacks, network connections, hardware challenges, bottleneck problems and other issues. We seek to mitigate these potential vulnerabilities through monitoring and redundancy.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information about the cybersecurity risks we face, see “Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, services, and data” in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-KT.

Item 2. Properties

The Company maintains its principal executive offices at 2203 Lois Avenue, Suite 814 Tampa, FL, 33607. Our facilities, which are leased, are adequate to meet our current needs though we intend to procure additional space in the future, if and as necessary, as we continue to add employees and expand our business.

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

On May 7, 2024, Chardan filed a complaint in the Court of Chancery of the State of Delaware, for alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and specific performance, alleging that the Company breached a Registration Rights Agreement entered into by and between the Company and Chardan, dated February 9, 2024, by failing to file a registration statement with the SEC to permit the public resale of certain registerable securities in an amount sufficient to cover the Chardan Note in the principal amount of $4,150,000. Chardan has alleged that the Company’s failure to file the registration statement left Chardan without the ability to convert and sell shares of the Company’s Common Stock as allowed for under the Chardan Note. Chardan seeks specific performance, an award of compensatory damages in an amount to be approved at trial, attorney’s fees and other legal and equitable relief as the Court deems just and proper. No trial on the merits has been scheduled, and the parties, as of the date of this filing, are engaged in settlement discussions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently listed on NYSE American under the symbol “ATCH.” Our Public Warrants trade on the over-the-counter (“OTC”) market under the symbol “ATCHW.”

Holders

As of September 30, 2024, there were 90 holders of record of our Common Stock, and 3 holders of record of our Public Warrants. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

We have not paid any cash dividends on our Common Stock to date. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

The information set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above with respect to the issuances under the headings, “Wilson-Davis Sellers Amendments to Broker-Dealer Acquisition Agreement,” “Funicular Convertible Note Financing,” “Chardan Convertible Promissory Note,” “Pacsquare Purchase Agreement,” “Amendment to Bank Acquisition Agreement” and “Expense Settlements” with respect to the Quantum Ventures issuance, the Calabrese Agreement, the Grant Thornton Agreement, the IB Agreement, the OTB Agreement, the Carriage Agreement, the Interest Solutions Note, the JonesTrading Note, the Winston & Strawn Agreement, the ELOC Agreement, the Atlas FinTech Agreement and Lead Nectar, is incorporated by reference herein. The shares of Common Stock have been or will be issued pursuant to each of the respective agreements in reliance upon the exemption from registration provided under Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act in transactions not requiring registration under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this section of the transition report to “we,” “us” or the “Company” refer to AtlasClear Holdings, Inc., a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited financial statements, including the related notes, appearing elsewhere in this transition report. All references to years, unless otherwise noted, refer to our fiscal years, which end on June 30.

Overview

Our goal is to build a cutting-edge technology enabled financial services firm that would create a more efficient platform for trading, clearing, settlement and banking, with evolving and innovative financial products that focus on financial services firms. We are a fintech driven business-to-business platform that expects to power innovation in fintech, investing, underwriting and trading. We believe we are positioned to provide a modern, mission-critical suite of solutions to our clients, enabling them to reduce their transactions costs and compete more effectively in their businesses.

Our target client base for our prime banking and prime brokerage services includes financial services firms, generally with annual revenues up to $1 billion, including brokerage firms, hedge funds, pension plans, and family offices that are not adequately served by today’s larger correspondent clearing firms and banks.

Through the acquisition of Wilson-Davis, a correspondent clearing company, and the anticipated CB Merger, we expect to acquire the capabilities to provide specialized clearing and banking services to financial services firms, with an emphasis on global markets currently underserviced by larger vendors. Once properly integrated, anticipated synergies between Commercial Bancorp, if acquired, and Wilson-Davis are expected to allow for lower cost of capital, higher net interest margins, expanded product development and greater credit extension.

In addition, we believe the acquisition of a proprietary trading platform with clearing and settlement capabilities that will be developed by Pacsquare, including the AtlasClear Platform, along with the software products and intellectual property assets acquired from Atlas FinTech and Atlas Financial Technologies Corp., are cutting-edge, flexible and scalable.

Wilson-Davis

Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the SEC, licensed in 50 states, District of Columbia, and Puerto Rico, and is a member in good standing of FINRA. Wilson-Davis derives revenue principally from commissions charged on the liquidation of restricted and control microcap securities, vetting, and clearing service fees charged to introducing brokers for which Wilson-Davis clears transactions on a fully disclosed basis, and other financial service fees. Commissions are earned by executing transactions for customers. Vetting fee revenues are earned when Wilson-Davis vests stock the customers want to bring into their accounts. Clearing fees are earned by clearing transactions for Glendale Securities, as introducing broker on a fully disclosed basis, pursuant to a clearing agreement with Glendale Securities.

Key Factors Impacting Wilson-Davis’ Business

Wilson-Davis’ business and results of operations have been, and will continue to be, affected by numerous factors and trends, which Wilson-Davis believes include those discussed in the section titled “Risk Factors” of the Transition Report.

●	Liquidity. As a clearing broker-dealer in the U.S., Wilson-Davis is subject to cash deposit requirements with clearing organizations, brokers, and banks that may be large in relation to its total liquid assets.
●	Growth of Customer Base. Wilson-Davis’ growth requires continued use of its services by new customers.
●	Expanding Wilson-Davis’ Relationship with Existing Customers. Wilson-Davis’ ability to expand its relationship with its existing customers will be an important contributor to its long-term growth.
●	Market Trends. As financial markets grow and contract, Wilson-Davis’ customers’ behaviors are affected. Wilson-Davis’ revenue and profitability can be affected by general downturns in the securities markets, resulting from factors such as increased inflation, increased interest rates and other factors.

Recent Developments

Business Combination

On February 9, 2024, we consummated the previously Business Combination Agreement. In connection with the consummation of the Business Combination, we changed our name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.”

For more information about the Business Combination, see Note 1.

Non-Redemption Agreement

On August 1, 2023, Quantum and Quantum Ventures entered into a non-redemption agreement (the “Non-Redemption Agreement”) with Funicular Funds, LP (“Funicular”) in exchange for Funicular agreeing either not to request redemption in connection with the Extension (as defined below) or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 2,351,800 shares of Common Stock at the special meeting of stockholders called by the Company to, among other things, approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate an initial business combination to up to February 9, 2024 or such earlier date as is determined by the board of directors of the Company to be in the best interests of the Company (the “Extension”). In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an initial business combination (the “Closing”), (i) Quantum Ventures agreed to surrender and forfeit to the Company for no consideration an aggregate of 235,180 shares of Common Stock held by Quantum Ventures (the “Forfeited Shares”) and an aggregate of 235,180 warrants held by Quantum Ventures to purchase 235,180 shares of Common Stock (the “Forfeited Warrants”) and (ii) the Company agreed to issue to Funicular a number of shares of Common Stock equal to the number of Forfeited Shares and a number of warrants to purchase shares of Common Stock equal to the number of Forfeited Warrants. As a result of the closing of the Business Combination, there is no further obligation regarding the Non-Redemption Agreement, as such the liability was trued up as of February 9, 2024 and transferred to permanent equity as the shares have been transferred.

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

For more information about the Amendments to Broker-Dealer Acquisition Agreement, see Note 10.

Convertible Note Financing

On February 9, 2024, AtlasClear Holdings and Quantum entered into a securities purchase agreement (the “Funicular Purchase Agreement”) with Funicular, pursuant to which AtlasClear Holdings sold and issued to Funicular, on that date, a secured convertible promissory note (the “Funicular Note”) in the principal amount of $6,000,000 for a purchase price of $6,000,000, in a private placement (the “Note Financing”). The proceeds raised in the Note Financing were used to pay a portion of the purchase price paid at Closing to the Wilson-Davis sellers. The Funicular Note has a stated maturity date of November 9, 2025. Interest accrues at a rate per annum equal to 12.5%, and is payable semi-annually on each June 30 and December 31. On each interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind by increasing the principal amount of the Funicular Note. In the event of an Event of Default (as defined in the Funicular Note), in addition to Funicular’s other rights and remedies, the interest rate would increase to 20% per annum. The Funicular Note is convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at an initial conversion price of $10.00 per share (the “Conversion Price”). The Conversion Price is subject to adjustment monthly to a price equal to the trailing five-day VWAP, subject to a floor of $2.00 per share (provided that if the Company sells stock at an effective price below $2.00 per share, such floor would be reduced to such effective price), and is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. The Company had the right to redeem the Funicular Note upon 30 days’ notice after the earlier of August 7, 2024 and the effectiveness of the Registration Statement (as defined in the Funicular Note), and Funicular would have the right to require the Company to redeem the Note in connection with a Change of Control (as defined in the Note), in each case for a price equal to 101% of the outstanding principal amount of the Note plus accrued and unpaid interest.

For more information about the Note Financing, see Notes 10 and 19.

Pacsquare Purchase Agreement

Pursuant to the transactions contemplated by a letter of intent, on February 16, 2024, AtlasClear and Pacsquare entered into a Source Code Purchase Agreement and Master Services Agreement (the “Pacsquare Purchase Agreement”), pursuant to which AtlasClear acquired the AtlasClear Platform. Pursuant to the Pacsquare Purchase Agreement, Pacsquare will develop, implement and launch the AtlasClear Platform and provide maintenance and support services as described in the agreement. The Pacsquare Purchase Agreement provides that Pacsquare will develop and deliver to AtlasClear the Level 1 equities trading platform and that it will develop and deliver all modules of the clearing platform within 12 months of signing the Pacsquare Purchase Agreement. AtlasClear owns all the intellectual property relating to the AtlasClear Platform, including the software and source code. The Pacsquare Purchase Agreement also granted AtlasClear a right of first refusal to any products or services that relate to trading, settlement, clearance or any other business of AtlasClear that Pacsquare proposes to offer to other persons. The purchase price for the assets was $4.8 million as follows: (i) $1.9 million, consisting of (A) $100,000 payable in a cash upon delivery of the source code and execution of the Pacsquare Purchase Agreement; (B) $850,000 payable in shares of Common Stock at a price of $6.00 per share; and (C) $950,000 to be paid in four monthly installments of $237,500, payable in shares of Common Stock at the price per share on the day of issuance and (ii) $2.7 million to be paid ratably on a module-by-module basis upon delivery and acceptance of each of the AtlasClear Platform modules. AtlasClear has sole discretion to determine whether any of the foregoing payments will be made in cash or shares of Common Stock. The Company has issued 336,000 shares of Common Stock to Pacsquare pursuant to the terms of the Pacsquare Purchase Agreement at a price of $3.32 per share in satisfaction of a total cash amount of $1,150,000. Of the remaining purchase price, $950,000 is payable in four monthly installments of $237,500 in cash or shares of Common Stock at the price per share on the day of issuance, as source code is provided; and $2.7 million is payable on a module-by-module basis at the price per share on the day of issuance.

Amendment to Bank Acquisition Agreement

On February 26, 2024, AtlasClear and Commercial Bancorp entered into an amendment (the “Amendment”) to the Amended and Restated Agreement and Plan of Merger, dated as of November 16, 2022, by and between AtlasClear and Commercial Bancorp (the “Bank Acquisition Agreement”), pursuant to which, among other things, Commercial Bancorp is expected to merge with and into a subsidiary of AtlasClear. Pursuant to the Amendment, Commercial Bancorp received 40,000 shares of Common Stock in lieu of a nonrefundable escrow deposit.

Expense Settlements

In connection with the Closing, AtlasClear Holdings and Chardan agreed that the fee, in the amount of $7,043,750, payable by Quantum to Chardan upon the Closing pursuant to the terms of the business combination marketing agreement entered into in connection with Quantum’s IPO, would be waived in exchange for the issuance by AtlasClear Holdings to Chardan of a convertible promissory note in the aggregate principal amount of $4,150,000. The Chardan Note was issued by AtlasClear Holdings at the Closing. The Chardan Note has a stated maturity date of February 9, 2028. Interest accrues at a rate per annum equal to 13%, and is payable quarterly on the first day of each calendar quarter. On each interest payment date, the accrued and unpaid interest shall, at the election of AtlasClear Holdings, be either paid in cash or, subject to the satisfaction of certain conditions, in shares of Common Stock, at a rate equal to 85% of the VWAP for the trading day immediately prior to the applicable interest payment date. The Chardan Note is convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at a conversion price equal to 90% of the VWAP of the Common Stock for the trading day immediately preceding the applicable conversion date. In addition, on each conversion date AtlasClear Holdings is required to pay to Chardan in cash (or, at AtlasClear Holdings’ option and subject to certain conditions, a combination of cash and Common Stock) all accrued interest on the Chardan Note and all interest that would otherwise accrue on the amount of the Note being converted if such converted amount would be held to three years after the applicable conversion date.

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

For more information about the Chardan Note and additional expense settlements, see Note 10 and Note 19.

Additional Settlements

The Company entered into the following settlements for certain accrued expenses and other obligations to third parties through the issuance of Common Stock and/or convertible promissory notes as follows:

●	Calabrese LLC – 32,188 shares of Common Stock that were issued to Calabrese Consulting LLC (“Calabrese”), pursuant to a Satisfaction and Discharge Agreement, dated as of April 4, 2024, between Calabrese and the Company (the “Calabrese Agreement”), in lieu of payment for accounting services in the amount of $64,236, at a price per share of $2.00.
●	Grant Thornton LLP – 46,010 shares of Common Stock that were issued to Grant Thornton LLP (“Grant Thornton”), pursuant to a Satisfaction and Discharge Agreement, dated as of February 9, 2024, between Grant Thornton and the Company (the “Grant Thornton Agreement”), in lieu of payment for services in the amount of $460,100, at a price per share of $10.00.
●	IB Capital LLC – 155,000 shares of Common Stock that were issued to IB Capital LLC (“IB”), pursuant to a Satisfaction and Discharge Agreement, dated as of February 9, 2024, between IB and the Company (the “IB Agreement”), in lieu of payment for services in the amount of $295,000, at a price per share of $1.90.
●	Outside The Box Capital Inc. – 20,000 shares of Common Stock that were issued to Outside The Box Capital Inc. (“OTB”), pursuant to a Marketing Services Agreement, dated as of September 13, 2023, between OTB and Quantum (the “OTB Agreement”), as payment in shares for services rendered to Quantum.
●	Carriage House Capital, Inc. – up to 350,000 shares of Common Stock that were issued, or may become issuable, to Carriage House Capital, Inc. (“Carriage”), pursuant to the Consulting Agreement, dated as of February 19, 2024, between Carriage and the Company (the “Carriage Agreement”), as partial consideration for consulting services rendered to the Company, at the price per share of $4.41 on the day of issuance. The total consideration due under the Consulting Agreement is 350,000 shares of Common Stock, 100,007 shares of which were due upon signing of the contract and 27,777 shares of which are due in months four through twelve from the date of signing.
●	Interest Solutions, LLC – up to 321,034 shares of Common Stock that may become issuable to Interest Solutions, LLC (“Interest Solutions”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $2.00. Accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash.
●	JonesTrading Institutional Services LLC – up to 437,774 shares of Common Stock that may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $2.00. Accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash.
●	Winston & Strawn LLP – up to $2,500,000 in shares of Common Stock that may become issuable to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”) at a 5 day VWAP on date of issuance. Pursuant to the Winston Agreement, the Company may issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024.

●	Toppan Merrill LLC – the Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note is February 8, 2026 and the note accrues interest at a rate of 13% per annum. The principal and interest payments due under the note is not payable in shares of Common Stock.
●	Lead Nectar – On August 29, 2024, 12,000 shares of Common Stock were issued to Lead Nectar in lieu of payment for internet marketing services in the amount of $20,000.
●	Atlas FinTech – 2,788,276 shares of Common Stock that were issued to Atlas FinTech pursuant to a Satisfaction and Discharge of Indebtedness Agreement, dated as of August 9, 2024, between Atlas FinTech and the Company (the “Atlas FinTech Agreement”), in lieu of payment of $803,860 of expenses that were paid by Atlas FinTech in connection with a previous proposed business combination of Quantum.

ELOC Agreement

On July 31, 2024, Tau Investment Partners LLC (“Tau”) and the Company entered into an at-the-market agreement (the “ELOC Agreement”). Pursuant to the ELOC Agreement, Tau has committed to purchase, upon the terms thereof and subject to the satisfaction of certain conditions, up to $10 million of shares of Common Stock, at a price per share equal to 97% of the lowest VWAP of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice sent by the Company from time to time, over the course of 24 months from the date of the ELOC Agreement. Each advance may be up to the greater of 100,000 shares or 50% of the average daily volume traded of the shares during the 30 trading days immediately prior to the date the Company requests each advance. Tau is an underwriter within the meaning of Section 2(a)(11) of the Securities Act.

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and the Six Months Ended June 30, 2023

The Company did not have operations until the acquisition of Wilson-Davis in connection with the Business Combination which closed on February 9, 2024. Therefore, the period-to-period comparison below primarily reflects financial results of Wilson-Davis since February 9, 2024.

	Six Months Ended		Six Months
	June 30,		Ended
	2024	2023	Changes
REVENUES
Commissions	$2,679,673	$—	2,679,673
Vetting fees	499,125	—	499,125
Clearing fees	756,393	—	756,393
Net gain/(loss) on firm trading accounts	10,046	—	10,046
Other revenue	56,246	—	56,246
TOTAL REVENUES	4,001,483	—	4,001,483

EXPENSES
Compensation, payroll taxes and benefits	2,386,837	—	2,386,837
Data processing and clearing costs	1,299,527	—	1,299,527
Regulatory, professional fees and related expenses	11,649,470	—	11,649,470
Stock compensation - founder share transfer	1,462,650	—	1,462,650
Communications	254,608	—	254,608
Occupancy and equipment	76,324	—	76,324
Transfer fees	75,425	—	75,425
Bank charges	88,253	—	88,253
Intangible assets amortization	791,375	—	791,375
Other	185,840	—	185,840
Operating and formation costs	—	1,485,122	(1,485,122)
TOTAL EXPENSES	18,270,309	1,485,122	16,785,187

LOSS FROM OPERATIONS	(14,268,826)	(1,485,122)	(12,783,704)

OTHER INCOME/(EXPENSE)
Interest income	938,802	8,458	930,344
Interest earned on marketable securities held in Trust Account	256,279	2,028,921	(1,772,642)
Gain on sale of assets	146,706	—	146,706
Net gain on settlement	—	829,853	(829,853)
Loss on AtlasClear asset acquisition	(86,392,769)	—	(86,392,769)
Change in fair value of warrant liability derivative	—	(123,062)	123,062
Change in fair value, convertible note derivative	(3,585,902)	—	(3,585,902)
Change in fair value, long-term and short-term note derivative	(11,208,055)	—	(11,208,055)
Change in fair value of non-redemption agreement	(164,626)	—	(164,626)
Change in fair value of contingent guarantee	(3,256,863)	—	(3,256,863)
Change in fair value of earnout liability	(1,335,000)	—	(1,335,000)
Change in fair value of subscription agreement	(38,796)	—	(38,796)
Extinguishment of stock payable	985,072	—	985,072
Extinguishment of accrued expenses	879,473	—	879,473
Interest expense	(3,732,178)	—	(3,732,178)
TOTAL OTHER INCOME/(EXPENSE)	(106,507,857)	2,744,170	(109,252,027)

Income before provision for income taxes	(120,776,683)	1,259,048	(122,035,731)
Benefit (provision) for income taxes	569,736	(581,118)	1,150,854
Net income (loss)	$(120,206,947)	$677,930	(120,884,877)

Revenues of $4,001,483 for the six months ended June 30, 2024, represent a 100% increase from revenues of $0 for the six months period ended June 30, 2023. Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the SEC and a member in good standing of FINRA. Wilson-Davis is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. Wilson-Davis also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending and margin accounts. During its history, Wilson-Davis has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

Total expenses of $18,270,309 for the six months ended June 30, 2024 represent a significant increase of $16,785,187 from total expenses for the six months period ended June 30, 2023. The increase was primarily due to the Business Combination and related transactions.

Compensation, payroll taxes and benefits increased to $2,386,837 for the six-month period ended June 30, 2024. No expense was recorded in the six-month period ended June 30, 2023. The increase was due to compensation, payroll taxes and benefits related to Wilson-Davis.

Regulatory, professional fees and related expenses increased to $11,649,470 for the six months ended June 30, 2024. No expense was recorded in the six-month period ended June 30, 2023. The increase was due to the Business Combination and related transactions primarily consisting of $9,008,053 in transaction related cost.

Stock compensation – founder share transfer increased $1,462,650 for the six months period ended June 30, 2024. No expense was recorded in the six-month period ended June 30, 2023. The increase was due to the closing of the Business resulted in the recognition of stock based compensation granted in February 2021 with a performance condition which was met at closing of the Business Combination.

Intangible asset amortization increased $791,375 for the six months period ended June 30, 2024. No expense was recorded in the six-month period ended June 30, 2023. The increase was due to the intangible assets, such as the customer list and technologies acquired in the Business Combination and related transactions.

Other expenses, which includes, Communications, Occupancy and equipment, Transfer fees, Bank charges and Other, increased to an aggregate of $680,450 for the six-month period ended June 30, 2024. No expense was recorded in the six-month period ended June 30, 2023. The increase was due to the Business Combination and related transactions.

Loss from operations was $14,268,826 from the date of acquisition through June 30, 2024. Loss from operations was $1,485,122 in the prior period. The increase was due to the Business Combination and related transactions as described above.

Other income/expense of $106,507,857 for the six-month period ended June 30, 2024, represents a significant increase from $2,744,170 when compared to the prior period. The increase was due to the Business Combination and related transactions as described below.

Interest income and interest earned on investments held in trust decreased to $1,195,081 for the six-month period ended June 30, 2024, represents an approximate 41% decrease from $2,037,379 when compared to the prior period. In the prior period, the Company held cash in a trust account for the benefit of Quantum’s stockholders which generated $256,279 in the six-month period ended June 30, 2024 of interest income compared to $2,028,921 in the prior six months period ended June 30, 2023, this was due to the shareholder redemptions in connection with the business combination.

The $86,392,769 loss for the six months ended June 30, 2024 was due to the business combination and asset purchase transaction with AtlasClear, Inc. ASC 350 prohibits the recognition of goodwill in an asset purchase. As such the difference between the purchase price net of the technology acquired of $68.55 million was expensed on acquisition date. Further, due to limited capital contributions from Quantum’s trust account, management views timelines for revenue recognition from the FinTech Assets to be unknowable and therefore has decided to write down in full. Reflecting a loss of on AtlasClear asset acquisition of $86,392,769. Refer to Note 12 for further detail. No similar loss was present in the prior period.

Total Purchase Price	$44,400,000
Fair value of Software Product Earn Out Shares	10,963,000
Fair value of Earn Out Shares	31,347,000
Purchase price allocated to Contribution Agreement	$86,710,000
SURFACExchange	$381,461
Bond Quantum	32,284
Atlas	7,749,299
Rubicon	10,000,000
Total Developed Technology acquired	$18,163,044
Transaction cost	$68,546,956

Technology acquired	$18,163,044
Amortization recognized	(317,231)
Carrying balance of Technology acquired written off	17,845,813
Total loss on AtlasClear technology acquired	$86,392,769

The Company recognized a total of $18,604,170 in loss in change in fair value of financial instruments for the six-month period ended June 30, 2024. The Company entered into the following financial instruments which are required to be accounted for at fair value under ASC 815 or ASC 480. The Company recognized a change in fair value related to the Non-redemption Agreement resulting in a loss of $164,626. As settlement with Chardan, the company issued a convertible note to Chardan which required the conversion element to be accounted for as a derivative resulting in a loss of $3,585,902. The sellers of Wilson-Davis received convertible short term and long term notes which required the conversion element to be accounted for as a derivative resulting in a loss of $11,208,055 as well as a Commitment guarantee resulting in a loss of $3,256,863. The Company granted earnout shares as part of the consideration paid to AtlasClear, Inc. which resulted in a loss of $1,335,000. The Company entered into a Subscription Agreement with Winston & Strawn which required fair value accounting under ASC 480 creating a loss of $38,796. These agreements were entered into in connection with the closing of the Business Combination and, as such, no such expense was incurred in the six-month period ended June 30, 2023.

Vendor settlements increased to $879,473 for the six-month period ended June 30, 2024 compared to $0 in the prior six-month period ended June 30, 2023. The increase was as a result of the negotiation with various vendors related to transaction cost incurred in connection with the business combination which resulted in vendors waiving fees or entering into payment arrangements.

Interest expense increased to $3,732,178 for the six-month period ended June 30, 2024 compared to $0 in the prior six-month period ended June 30, 2023. The increase was due to convertible secured Notes, the seller notes, the convertible notes and Promissory Notes inters rates ranged from 8% to 13%. These agreements were issued in connection with the closing of the Business Combination as such no such expense was incurred in the six-month period ended June 30, 2023.

Benefit from income taxes of $569,736 for the six months period ended June 30, 2024 increased by $1,150,854, from $581,118 in income tax provision in the prior six-month period ended June 30, 2023, primarily due to the Business Combination resulting in deferred tax liabilities and assets.

The foregoing factors resulted in net loss of $120,206,947 for the six-month period ended June 30, 2024, compared to net income of $677,930 during the prior six month period ended June 30, 2023. The increase was due to the business combination and asset purchase transaction with AtlasClear as described above.

Comparison of the Year Ended December 31, 2023 and the Year Ended December 31, 2022

We had neither engaged in any operations nor generated any revenues through December 31, 2023. Our only activities through December 31, 2023, were organizational activities, the initial public offering of Quantum, and subsequent to the initial public offering, identifying a target company for, and completing, a business combination.

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

Liquidity and Capital Resources

Cash used in operating activities for the six months period ended June 30, 2024 was $11,227,227 as compared 785,611 for the six month period ended June 30, 2023. This was primarily affected by $3,879,692 in changes in operational assets and liabilities and the impact of operating revenue and operating expense due to the business combination and asset purchase transaction with AtlasClear, Inc. Adjustment to net loss primarily consisted of change in fair value related to the Non-redemption Agreement resulting in a loss of $164,626. As settlement with Chardan the company issued a convertible note to Chardan which required the conversion element to be accounted for as a derivative resulting in a loss of $3,585,902. The sellers of Wilson-Davis received convertible short term and long term note which required the conversion element to be accounted for as a derivative resulting in a loss of $11,208,055 as well as a Commitment guarantee resulting in a loss of $3,256,863. The Company granted earnout shares as part of the consideration paid to AtlasClear, Inc which resulted in a loss of $1,335,000. The Company entered into a Subscription Agreement with a Winston & Strawn which required fair value accounting under ASC 480 creating a loss of $38,796. Further adjustef for the loss on business combination for the assets acquired from AtlasClear of $86,392,769, stock based compensation of $1,462,650, non-cash interest expense on convertible notes of $1,896,714, transaction cost paid with stock of $1,401,937, Fee on Secured Convertible note of $1,500,000 and $616,098 other non-cash operating changes.

Cash provided by investing activities for six-month period ended June 30, 2024 was $79,792,355 as compared to $148,663,643 for the six month period ended June 30, 2023. This is primarily due to the redemptions of cash held in trust of $53,947,064 and cash paid to Wilson-Davis shareholders of $8,092,568 at closing of the business combination and the acquisition of $33,333,876 in cash from the closing of the business combination the payment of $500,000 in to Pacsquare for the AtlasClear Platform and $1,195,565 of funds released from trust as a result of the closing of the business combination.

Cash used in financing activities from the six-month period ended June 30, 2024 was $41,891,796 as compared to $146,874,692 for the six month period ended June 30, 2023. This is primarily due to the redemptions of $53,947,064, the financing of transaction cost of $5,002,968 and financing from funicular totaling $6,000,000 and advances from related party of $1,052,300.

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

As of December 31, 2023, we had cash of $619,554 in our operating bank accounts ($619,554 of which is required to be used to pay taxes, as described below), $54,799,478 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $11,386,299. As of December 31, 2023, $2,445,638 of the amount on deposit in the Trust Account represented income on marketable securities.

As of December 31, 2022, we had marketable securities of $204,044,469 held in the trust account, invested in U.S. government treasury bills, notes or bonds having a maturity of 185 days or less and/or (ii) in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by us.

As of December 31, 2022, we had cash of $129,560 in our operating bank accounts, $204,044,469 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $5,449,512.

Line of Credit

The Company has a $10,000,000 revolving line of credit with BMO Harris Bank N.A. The interest rate is determined at the time of borrowing as agreed by the Company and the bank. The line of credit currently provides for interest at the bank’s overnight rate plus 1.5% and is secured by Wilson-Davis’ assets. In addition, the line of credit carries an interest rate of 0.5% on its unused portion. The line of credit agreement requires Wilson-Davis to maintain line of credit collateral with value, as determined by the bank, in an amount at least equal to a percentage of the loan amount as specified by the bank. Advances on the line of credit are payable on demand. The entire amount of this credit facility is available to be drawn and used to meet Wilson-Davis’ liquidity requirements for NSCC clearing margin deposits. Wilson-Davis did not draw on its line of credit during the year ended or period ended June 30, 2024, December 31, 2023 and June 30, 2023. As of June 30, 2024, December 31, 2023 and December 31, 2022, Wilson-Davis was in compliance with all financial covenants contained in its revolving line of credit agreement.

In connection with AtlasClear Holdings’ assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity of the Company raises substantial doubt about its ability to continue as a going concern through the twelve months following the issuance of the financial statements. If AtlasClear Holdings is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. AtlasClear Holdings cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024, December 31, 2023 and December 31, 2022.

Contractual Obligations

The Company holds several long-term debt obligations with outside vendors and investors, with loans maturing between 2025 and 2028 (see Note 9, 10 and 19). Additionally, the Company leases office space under several operating leases (see Note 11). The Company has no capital lease obligations. Further, there are no other outstanding long-term liabilities contractually obligated by the Company.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required pursuant to this item are included in Part IV, Item 15 of this Transition Report, beginning on page F-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtlasClear Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AtlasClear Holdings, Inc. (the Company) as of June 30, 2024 and December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the six months ended June 30, 2024 and each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and December 31, 2023 and 2022, and the results of its operations and its cash flows for the six months ended June 30, 2024 and each of the years in the two-year period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited liquidity and needs to raise additional capital to maintain operations. As more fully described in Note 1 to the financial statements, the Company intends to raise additional capital through loans or additional investments. There is no assurance that the Company will be able to raise the additional capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

October 15, 2024

We have served as the Company’s auditor since 2024.

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	December 31,
	2024	2023	2022
ASSETS
Cash and cash equivalents	$6,558,176	$619,554	$129,560
Cash segregated - customers	20,548,972	—	—
Cash segregated - PAB	200,738	—	—
Receivables - broker-dealers and clearing organizations	1,333,306	—	—
Receivables - customers, net	823,784	—	—
Other receivables	64,842	—	—
Prepaids	67,967	58,828	33,652
Trading securities, market value, net	55	54,799,478	204,044,469
Total Current Assets	29,597,840	55,477,860	204,207,681

Operating lease right to use lease asset	326,336	—	—
Property and equipment, net	16,080	—	—
Customer list, net	14,150,856	—	—
Goodwill	7,706,725	—	—
Pacsquare asset purchase	1,726,500	—	—
Bank acquisition deposit	91,200
Cash deposits - broker-dealers and clearing organizations	3,515,000	—	—
Other assets	336,017	—	—
TOTAL ASSETS	$57,466,554	$55,477,860	$204,207,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Payables to customers	$20,162,973	$—	$—
Accounts and payables to officers/directors	686,579	—	—
Accounts payable and accrued expenses	5,393,912	5,510,760	4,813,558
Non-redemption agreement liability	—	1,441,653	—
Payables - broker-dealers and clearing organizations	4,915	—	—
Commissions, payroll and payroll taxes	273,386	—	—
Current portion of lease liability	149,499	—	—
Advances from related parties	—	3,104,097	319,166
Stock payable	259,893	—	—
Convertible notes, net	3,783,437	—	—
Secured convertible note, net	6,857,101	—	—
Promissory notes	852,968	—	—
Promissory notes - related party	—	480,000	480,000
Short-term merger financing, net	5,092,083	—	—
Contingent guarantee	3,256,863	—	—
Subscription agreement	2,425,647	—	—
Stock payable- related party	55,087	—	—
Excise tax payable	2,067,572	1,528,101	—
Total Current Liabilities	51,321,915	12,064,611	5,612,724

Accrued contingent liability	100,000	—	—
Long-term merger financing, net	7,606,561	—	—
Derivative liability - convertible notes	16,462,690	—	—
Derivative liability - warrants	307,656	307,656	184,594
Earnout - liability	12,298,000	—	—
Deferred income tax liability	5,245,886	—	—
Subordinated borrowings	1,950,000	—	—
Trading account deposit	100,000	—	—
Long-term lease liability	182,729	—	—
TOTAL LIABILITIES	95,575,437	12,372,267	5,797,318

Commitments and Contingencies (Note 10)
Common stock subject to possible redemption	—	54,618,469	203,420,202

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,277,759 and 5,031,250 shares issued and outstanding (excluding 0 and 5,050,384 shares subject to possible redemption) at June 30, 2024 and December 31, 2023 and 2022, respectively	1,246	503	503
Additional paid-in-capital	110,164,676	—	—
Accumulated Deficit	(148,274,805)	(11,513,379)	(5,010,342)
TOTAL STOCKHOLDERS’ DEFICIT	(38,108,883)	(11,512,876)	(5,009,839)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,466,554	$55,477,860	$204,207,681

The accompanying notes are an integral part of the consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE PERIOD
	ENDED	FOR THE YEAR ENDED
	June 30,	December 31,	December 31,
	2024	2023	2022
REVENUES
Commissions	$2,679,673	$—	$—
Vetting fees	499,125	—	—
Clearing fees	756,393	—	—
Net gain/(loss) on firm trading accounts	10,046	—	—
Other revenue	56,246	—	—
TOTAL REVENUES	4,001,483	—	—

EXPENSES
Compensation, payroll taxes and benefits	2,386,837	—	—
Data processing and clearing costs	1,299,527	—	—
Regulatory, professional fees and related expenses	11,649,470	—	—
Stock compensation - founder share transfer	1,462,650	—	—
Communications	254,608	—	—
Occupancy and equipment	76,324	—	—
Transfer fees	75,425	—	—
Bank charges	88,253	—	—
Intangible assets amortization	791,375	—	—
Operating and formation cost	—	2,737,871	3,024,231
Other	185,840	—	—
TOTAL EXPENSES	18,270,309	2,737,871	3,024,231

LOSS FROM OPERATIONS	(14,268,826)	(2,737,871)	(3,024,231)

OTHER INCOME/(EXPENSE)
Interest income	—	22,195	—
Interest earned on marketable securities held in Trust Account	1,195,081	3,090,086	3,087,315
Net gain on settlement	146,706	829,853	—
Loss on AtlasClear asset acquisition	(86,392,769)	—	—
Change in fair value of warrant liability derivative	—	(123,062)	6,953,336
Change in fair value, convertible note derivative	(3,585,902)	—	—
Change in fair value, long-term and short-term note derivative	(11,208,055)	—	—
Change in fair value, contingent guarantee	(3,256,863)	—	—
Change in fair value of non-redemption agreement	(164,626)	439,787	—
Change in fair value of PIPE derivative liability	—	—	4,566,000
Change in fair value of earnout liability	(1,335,000)	—	—
Change in fair value of subscription agreement	(38,796)	—	—
Change in fair value of stock payable	985,072	—	—
Extinguishment of accrued expenses	879,473	—	—
Interest expense	(3,732,178)	—	—
TOTAL OTHER INCOME/(EXPENSE)	(106,507,857)	4,258,859	14,606,651

NET INCOME/(LOSS) BEFORE INCOME TAXES	(120,776,683)	1,520,988	11,582,420

Income tax (expense) benefit	569,736	(726,038)	(536,853)
NET INCOME/(LOSS)	$(120,206,947)	$794,950	$11,045,567
Basic and diluted net income (loss) per share, redeemable common stock	$(10.16)	$0.07	$0.44
Basic and diluted weighted average shares outstanding, redeemable common stock	1,109,975	6,898,644	20,125,000
Basic and diluted net income (loss) per share, non-redeemable common stock	$(11.60)	$0.07	$0.44
Basic and diluted weighted average shares outstanding, non-redeemable common stock	10,719,043	5,031,250	5,031,250

The accompanying notes are an integral part of the consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED OR PERIOD ENDED JUNE 30, 2024, DECEMBER 31, 2023 AND 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	5,031,250	$503	$—	$(13,885,707)	$(13,885,204)

Accretion of Common Stock subject to Redemption	—	—	—	(2,170,202)	(2,170,202)

Net income	—	—	—	11,045,567	11,045,567

Balance – December 31, 2022	5,031,250	503	—	(5,010,342)	(5,009,839)

Excise taxes related to redemptions	—	—	—	(1,528,101)	(1,528,101)

Cancellation of admin fees	—	—	120,000	—	120,000

Fair value of non-redemption agreement liability at issuance	—	—	—	(1,881,440)	(1,881,440)

Accretion of Common Stock subject to Possible Redemption	—	—	(120,000)	(3,888,446)	(4,008,446)

Net income	—	—	—	794,950	794,950

Balance — December 31, 2023	5,031,250	$503	$—	$(11,513,379)	$(11,512,876)

Common stock no longer subject to redemption	109,499	11	1,195,555	—	1,195,566

Common stock issued to settled vendor obligations	353,198	35	1,459,941	—	1,459,976

Stock Compensation Expense - Founder Shares transferred at closing	—	—	1,462,650	—	1,462,650

Founder Shares transferred at closing to non-redemption agreement holders	—	—	1,606,279	—	1,606,279

Founder Shares transferred at closing as consideration for Wilson Davis Acquisition	—	—	6,000,000	—	6,000,000

Founder Shares and warrants transferred to Secured convertible note holders	—	—	1,250,698	—	1,250,698

Shares issued to settle related party advances and promissory notes, net of deemed dividend	2,000,000	200	19,999,800	(15,422,431)	4,577,569

Shares issued as purchase consideration for the assets of AtlasClear, Inc.	4,440,000	445	44,399,555	—	44,400,000

Earnout shares granted as purchase consideration for the assets of AtlasClear, Inc.	—	—	31,347,000	—	31,347,000

Shares issued as deposit for the Commercial Bank acquisition	40,000	4	91,196	—	91,200

Shares issued as purchase consideration for the assets of Pacsquare	336,000	33	1,141,467	—	1,141,500

Shares issued as settlement of accrued interest	145,210	15	210,535	—	210,550

Accretion of Common Stock subject to Possible Redemption	—	—	—	(592,577)	(592,577)

Excise taxes related to redemptions	—	—	—	(539,471)	(539,471)

Net loss	—	—	—	(120,206,947)	(120,206,947)

Balance — June 30, 2024	12,455,157	$1,246	$110,164,676	$(148,274,805)	$(38,108,883)

The accompanying notes are an integral part of the consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE PERIOD
	ENDED	FOR THE YEAR ENDED
	June 30,	December 31,	December 31,
	2024	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$(120,206,947)	$794,950	$11,045,567
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of warrant liability derivative	—	123,062	(6,953,336)
Change in fair value of PIPE derivative liability	—	—	(4,566,000)
Change in fair value of Contingent guarantee	3,256,863	—	—
Change in fair value of non-redemption agreement	164,626	(439,787)	—
Loss on AtlasClear asset acquisition	86,392,769	—	—
Fee on Secured convertible note	1,500,000	—	—
Change in fair value, convertible note derivative	3,585,904	—	—
Change in fair value, long-term and short-term note derivative	11,208,055	—	—
Interest expense on convertible notes	1,896,714	—	—
Transaction costs paid with stock	1,401,937	—	—
Stock based compensation	1,462,650	—	—
Change in fair value, earnout liability	1,335,000	—	—
Change in operating lease expense	68,727	—	—
Interest earned on marketable securities held in Trust Account	(251,569)	(3,090,086)	(3,087,315)
Change in fair value, subscription agreement	38,796	—	—
Depreciation expense	7,565	—	—
Amortization of intangibles	791,375	—	—
Bad debt expense	2,474	—	—
Changes in operating assets and liabilities:
Due from Atlas Clear	—	(58,828)	—
Income taxes payable	—	189,038	536,853
Marketable securities	6,820	—	—
Receivables from brokers & dealers	2,203,271	—	—
Receivables from customers	(303,486)	—	—
Receivables from others	(59,043)	—	—
Advances and Prepaid expenses	133,158	33,652	305,798
Cash deposits with clearing organization & other B/Ds	21,664	—	—
Other assets	49,041	—	—
Payables to customers	(5,124,740)	—	—
Payables to officers & directors	98,048	—	—
Payable to brokers & dealers	(12,903)	—	—
Accounts payable and accrued expenses	(1,066,430)	628,164	1,634,174
Commissions and payroll taxes payable	39,638	—	—
Stock Loan	259,893	—	—
Operating lease right-of-use asset	(11,713)	—	—
Operating lease liability	(56,900)	—	—
Deferred tax liability	(43,484)	—	—
Net cash provided by (used in) operating activities	(11,212,227)	(1,819,835)	(1,084,259)

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	68,418	1,374,898	351,474
Investment of cash into Trust Account	(160,000)	(1,850,000)	—
Cash withdrawn from Trust Account in connection with redemption	53,947,064	152,810,179	—
Cash paid for purchase of Pacsquare	(500,000)	—	—
Cash received from acquisition of Wilson-Davis	33,333,876	—	—
Cash withdrawn from Trust Account for working capital purposes	1,195,565	—	—
Cash paid to Wilson Davis shareholders	(8,092,568)	—	—
Net cash provided by (used in) investing activities	79,792,355	152,335,077	351,474

Cash Flows from Financing Activities:
Proceeds from secured convertible note	6,000,000	—	—
Transaction costs financed	5,002,968	—	—
Proceeds from promissory note - related party	—	—	480,000
Repayment of advances from related party	—	(70,500)	—
Advances from related party	1,052,300	2,855,431	319,166
Redemption of common stock	(53,947,064)	(152,810,179)	—
Net cash provided by (used in) financing activities	(41,891,796)	(150,025,248)	799,166

Net Change in Cash	26,688,332	489,994	66,381
Cash – Beginning	619,554	129,560	63,179
Cash – Ending	$27,307,886	$619,554	$129,560

Supplementary cash flow information:
Cash paid for income taxes	$—	$537,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to settled advances from related party and notes payable related party, net of deemed dividend	$4,577,569	$—	$—
Transaction cost settled with subscription payable	$2,386,851	$—	$—
Fair value of equity treated earnout in AtlasClear, Inc asset acquisition	$31,347,000	$—	$—
Fair value of shares issued in AtlasClear, Inc asset acquisition	$44,400,000	$—	$—
Fair value of liability treated earnout in AtlasClear, Inc asset acquisition	$10,963,000	$—	$—
Fair value of shares transferred to Wilson Davis shareholders	$6,000,000	$—	$—
Short term notes issued to Wilson Davis shareholders	$5,000,000	$—	$—
Long term notes issued to Wilson Davis shareholders	$7,971,197	$—	$—
Initial value of derivative liability on convertible notes	$1,668,731	$—	$—
Fair value of shares transferred to Secured convertible note holders	$1,250,698	$—	$—
Redeemable shares transferred to permanent equity	$1,195,566	$—	$—
Non-redemption agreement re-classed to permanent equity	$1,606,279	$—	$—
Shares issued to purchase Pacsquare	$1,226,500	$—	$—
Shares issued as deposit for Commercial bank acquisition	$91,200	$—	$—
Initial Classification of non-redemption agreement liability	$—	$1,881,440	$—
Cancellation of admin fees	$—	$120,000	$—
Excise tax related to redemptions	$539,471	$1,528,101	$—
Accretion of common stock subject to possible redemption	$592,577	$4,008,446	$2,170,202
Accounts payable settled with shares	$64,376	$—	$—
Interest settled with shares	$210,550	$—	$—
Interest settled with shares transferred by related party	$48,750	$—	$—

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

Going Concern

As of June 30, 2024, the Consolidated Company had $27,307,886 in its bank accounts and working capital deficit of $21,724,075.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. As such the Company has accrued for the estimated excise tax as a result of the redemptions that occurred after December 31, 2022. As of June 30, 2024 - the excise tax payable is $2,067,572.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the private warrant liabilities, the fair value of the Subscription Agreement, the fair value of the conversion liabilities, realization of deferred tax assets, and the fair value of the customer list acquired on February 9, 2024. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Leases

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability on the statement of financial condition for all leases with terms longer than 12 months. Pursuant to this standard, the Company has recorded an operating lease right-of use (“ROU”) asset and operating lease liability in the accompanying balance sheet as of June 30, 2024.

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

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting unit using income models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. As of June 30, 2024, the fair value of goodwill was $7,706,725, as described in Note 11.

Intangible Assets

Intangible assets are presented at fair value, net of amortization. The fair value is determined based on the appraised value of the asset. Intangible assets comprise of developed technology and customer list (See Note 11 and 13). Developed technology and customer relationships are amortized using the straight-line method over the ten-year and twelve-year estimated useful lives of the assets, respectively. As of June 30, 2024, the fair value of developed technology and customer list was $1,726,500 and $14,625,000, respectively, as described in Note 11 and Note 13.

Impairment of Long-lived and Intangible Assets

In accordance with ASC 360-10 Property Plant and Equipment and ASC 350-10 Intangibles, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. The Company recorded $17,845,813 of impairment charges included in loss on AtlasClear asset acquisition during the six months ended June 30.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. The accretion of redeemable Common Stock during the year ended December 31, 2023 was an increase of $4,008,446, which represents cumulative earnings and withdrawals on the Trust Account through December 31, 2023, net of reimbursable income and franchise tax obligations as of December 31, 2023. The dissolution expense of $100,000 is not included in the redemption value of the Common Stock subject to redemption since it is only taken into account in the event of the Company’s liquidation. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Common Stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit. On February 9, 2024, the shareholders redeemed in connection with the business combination $53,947,064, the company withdrew $68,418 from trust to cover income tax payments and recognized reclassified the unredeemed shares to permanent equity of 1,195,566. As of June 30, 2024 the Company no longer has redeemable shares.

At June 30, 2024, December 31, 2023 and 2022, the Common Stock reflected in the balance sheets is reconciled in the following table:

Common Stock subject to possible redemption, December 31, 2021	$201,250,000
Plus:
Accretion of carrying value to redemption value	2,170,202
Common Stock subject to possible redemption, December 31, 2022	203,420,202
Less:
Redemption	(152,810,179)
Plus:
Accretion of carrying value to redemption value	4,008,446
Common Stock subject to possible redemption, December 31, 2023	$54,618,469
Less:
Redemption	(53,947,064)
Withdraw for taxes	(68,416)
Reclass to permanent equity	(1,195,566)
Plus:
Accretion of carrying value to redemption value	592,577
Common Stock subject to possible redemption, June 30, 2024	$—

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

The calculation of diluted net (loss) income per share does not consider the effect of the convertible derivative liability, subscription agreement, earnout shares nor the warrants issued and outstanding. The calculation excludes the dilutive impact of these instruments because the issuance of the securities underlying the exercise of the warrants are contingent upon the occurrence of future events and inclusion would be antidilutive. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except share amounts):

	FOR THE SIX MONTHS PERIOD ENDED		FOR THE YEAR ENDED
	June 30, 2024		December 31, 2023		December 31, 2022
		Non-		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable	Redeemable	Redeemable
Basic and diluted net income (loss) per share of Common Stock
Numerator:
Net loss	$(11,279,605)	$(108,927,342)	$460,174	$335,609	$8,836,454	$2,209,113
Deemed dividend	—	(15,422,431)	—	—	—	—
Allocation of net income (loss)	$(11,279,605)	$(124,349,773)	$460,174	$335,609	$8,836,454	$2,209,113
Denominator:
Basic and diluted weighted average shares outstanding	10,719,043	1,109,975	6,898,644	5,031,250	20,125,000	5,031,250
Basic and diluted net income (loss) per share of Common Stock	$(10.16)	$(11.60)	$0.07	$0.07	$0.44	$0.44

Below is a summary of the dilutive instruments as of June 30, 2024, December 31, 2023 and, these were excluded as including them would be anti dilutive as of June 30, 2024 and were excluded in December 31, 2023 and June 30, 2023 as the exercise was contingent:

	For the Six Months Ended	For the year ended
Description	June 30, 2024	December 31, 2023	December 31, 2022
Shares issuable pursuant to Short Term and Long Term Notes	14,012,965	—	—
Shares issuable pursuant to Secured convertible note	9,801,273	—	—
Shares issuable pursuant to Convertible note	4,722,875
Shares issuable pursuant to Subscription agreement	938,967
Shares issuable pursuant to Promissory note	379,375	—	—
Total Shares issuable under Note obligations	29,855,455	—	—
Public Warrants	10,062,500	10,062,500	10,062,500
Private Warrants	5,553,125	6,153,125	6,153,125
Secured convertible note warrants	600,000	—	—
Total dilutive	46,071,080	16,215,625	16,215,625

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities, convertible derivatives and the earnout out liability (see Note 19).

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

NOTE 3. CASH SEGREGATED IN ACCORDANCE WITH FEDERAL REGULATIONS

The Wilson-Davis is required by Rule 15c3-3 of the Securities and Exchange Commission to maintain a cash reserve with respect to customers’ transactions and credit balances, on a settlement date basis. Such a reserve is computed weekly using a formula provided by the rule and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of June 30, 2024, was calculated to be $19,326,300. Wilson-Davis had $19,677,378 cash on deposit in the reserve account, which was $351,078 more than the amount required. On July 1, 2024, Wilson-Davis deposited $150,000 to the reserve account in accordance with the rule which resulted in an excess of $501,078.

Wilson-Davis is required by Rule 15c3-3 of the Securities and Exchange Commission to maintain a cash reserve with respect to broker-dealer transactions and credit balances. Such a reserve is computed weekly using a formula provided by the rule and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of June 30, 2024, was calculated to be $100,000. Wilson-Davis had $200,738 cash on deposit in the reserve account, which was $100,738 more than the amount required.

NOTE 4. NET CAPITAL REQUIREMENTS

As a broker dealer, the Company is subject to the uniform net capital rule adopted and administered by the Securities and Exchange Commission. The rule requires maintenance of minimum net capital and prohibits a broker dealer from engaging in securities transactions at a time when its net capital falls below minimum requirements, as those terms are defined by the rule. Under the alternative method permitted by this rule, net capital shall not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. Also, the Company has a minimum requirement based upon the number of securities’ markets that the Company maintains. At June 30, 2024, the Company’s net capital was $10,437,312 which was $10,187,312 in excess of the minimum required

NOTE 5 – CASH AND RESTRICTED CASH

Reconciliation of cash and restricted cash as shown in the statements of cash flows is presented in the table below:

	June 30, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$6,558,176	$619,554	$129,560
Cash segregated - customers	20,548,972	—	—
Cash segregated - PAB	200,738	—	—
Total cash and restricted cash shown in the statement of cash flows.	$27,307,886	$619,554	$129,560

NOTE 6 – RECEIVABLES & PAYABLES WITH BROKER DEALERS AND CLEARING ORGANIZATION

Amounts receivable and payable with broker dealers and the clearing organization include:

	June 30, 2024	December 31, 2023	December 31, 2022
Due from clearing organizations, net	$1,094,453	$—	$—
Fails to deliver and receive	238,853	—	—
Total receivables	$1,333,306	$—	$—

Due from clearing organizations, net	$3,003	$—	$—
Fails to deliver and receive	1,912	—	—
Total payables	$4,915	$—	$—

No losses were recognized on the receivables from broker dealers or clearing organizations during the six-month period ended June 30, 2024.

NOTE 7 – CUSTOMER RECEIVABLE AND PAYABLES

Accounts receivable from and payable to customers at June 30, 2024, include cash and margin accounts. Securities owned by customers are held as collateral for any unpaid amounts. Such collateral is not reflected in the financial statements. The Company provides an allowance for doubtful accounts, as needed, for accounts in which collection is uncertain. Management periodically evaluates each account on a case-by-case basis to determine impairment. Accounts that are deemed uncollectible are written off to bad debt expense. Bad debt expense net of bad debt recoveries and trading error adjustments for the six months period ended June 30, 2024 was $15,000 and zero for the year ended December 31, 2023 and December 31, 2022.

NOTE 8 – PROPERTY AND EQUIPMENT

Depreciation expense for the six-month period ended June 30, 2024, was $7,565. The Company acquired the below on February 9, 2024, in connection with the closing of the business combination with Wilson-Davis, see Note 11 for further detail. Property and equipment are summarized by major classifications as follows:

June 30, 2024
Equipment	$150,202
Leasehold improvements	89,087
Software	85,042
Furniture and fixtures	51,717
376,048
Less: Accumulated depreciation and Amortization	(359,968)
$16,080

NOTE 9. RELATED PARTY TRANSACTIONS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, Quantum Ventures or an affiliate of Quantum Ventures, or certain of the Company’s officers and directors loaned the Company funds as required (“Working Capital Loans”). Such Working Capital Loans were to be evidenced by promissory notes. The notes were to be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may have been converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants.

On March 14, 2022, the Company issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. The note bore no interest and was payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of an initial business combination. The note was required to be repaid in cash at the Closing and was not convertible into Private Warrants. As of December 31, 2023 and 2022, a principal balance of $480,000 had been advanced. The promissory note was past due as of December 31, 2023 and on February 9, 2024, upon the Closing of the Business Combination, the unsecured promissory note was settled with the issuance of 2,000,000 shares (see below.)

Advances from Related Parties

As of December 31, 2023 and 2022, the Co-Sponsors had advanced $3,104,097 and $319,166, respectively, to the Company. Through February 9, 2024, the Co-Sponsors advanced an additional $1,052,300 for an aggregate of $4,156,397 advanced to the Company and offset the balance by $58,828 in receivable from Co-Sponsor. On February 9, 2024, upon the Closing of the Business Combination, the advances from related party, the related party loan of $480,000 as described above and the $58,828 receivable from related party was settled with the issuance of 2,000,000 shares settling a total of $4,636,397 in liabilities and $58,828 in receivables . The value of the shares granted was based on $10 per share resulting in a deemed dividend to the related party of $15,422,431.

As of February 9, 2024 and as of June 30, 2024, AtlasFintech Holdings Corp (“AFHC”), a related party and shareholder, incurred expenditures of $803,860 in connection with the business combination. The amount is included in account payable and accrued liabilities. On August 9, 2024 the Company issued 2,788,276 shares to AFHC as full settlement of this payable.

On May 9, 2024 Quantum Ventures, a shareholder and related party transferred 56,073 shares to pay for the $47,750 of interest in connection with the short term sellers notes. The shares are to be reissued at a 13% interest rate, as such a payable of $55,087 was accrued.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

Business Combination Marketing Agreement

On February 9, 2021 at closing of the initial public offering, the Company engaged the underwriters as advisors in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters the marketing fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public offering or $7,043,750.

In connection with the Closing on February 9, 2024, the Company and Chardan Capital Markets LLC (“Chardan”) agreed that the fee, in the amount of $7,043,750, payable by the Company to Chardan upon the Closing pursuant to the terms of the business combination marketing agreement entered into in connection with Quantum’s initial public offering, would be waived in exchange for the issuance by the Company to Chardan of a convertible promissory note in the aggregate principal amount of $4,150,000. Such note (the “Chardan Note”) was issued by the Company at the Closing. Under ASC 815 the conversion feature was bifurcated resulting in a conversion liability of  $404,483 at issuance. As of June 30, 2024, the company recognized $212,803 in interest expense on the principal and $37,920 of interest related to the amortization of the debt discount created with the derivative liability. See Note 19 for additional information on the fair value of the derivative.

The Chardan Note has a stated maturity date of February 9, 2028. Interest accrues at a rate per annum equal to 13%, and is payable quarterly on the first day of each calendar quarter. On each interest payment date, the accrued and unpaid interest shall, at the election of the Company, be either paid in cash or, subject to the satisfaction of certain conditions, in shares of Common Stock, at a rate equal to 85% of the VWAP for the trading day immediately prior to the applicable interest payment date. The Chardan Note is convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at a conversion price equal to 85% of the VWAP of the Common Stock for the trading day immediately preceding the applicable conversion date. In addition, on each conversion date the Company is required to pay to Chardan in cash (or, at the Company’s option and subject to certain conditions, a combination of cash and Common Stock) all accrued interest on the Chardan Note and all interest that would otherwise accrue on the amount of the Note being converted if such converted amount would be held to three years after the applicable conversion date. Conversion of the Chardan Note, including the issuance of shares to pay interest thereon, is limited to the extent that such conversion would result in Chardan (together with its affiliates and any other persons acting as a group together with Chardan or its affiliates) beneficially owning in excess of 9.99% of the outstanding shares of Common Stock outstanding immediately prior to such conversion. The conversion price applicable to the Chardan Note is subject to adjustment is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and is subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for, Common Stock at a price below the then-applicable conversion price (subject to certain exceptions). The Chardan Note is subject to a demand for immediate repayment in cash upon the occurrence of certain events of default specified therein.

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

On May 7, 2024, Chardan Capital Markets LLC (“Chardan”) filed a complaint in the Court of Chancery of the State of Delaware in an action entitled Chardan Capital Markets LLC v. AtlasClear Holdings, Inc., C.A. No. 2024-0480-LWW, for alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and specific performance, alleging that the Company breached a Registration Rights Agreement entered into by and between the Company and Chardan, dated February 9, 2024, by failing to file a registration statement with the SEC to permit the public resale of certain Registerable Securities in an amount sufficient to cover a Convertible Promissory Note (“Convertible Note”) in the principal amount of $4,150,000. Chardan has alleged that the Company’s failure to file the registration statement left Chardan without the ability to convert and sell shares of the Company’s common stock as allowed for under the Convertible Note. Chardan seeks specific performance, an award of compensatory damages in an amount to be approved at trial, attorney’s fees and other legal and equitable relief as the Court deems just and proper. The Company disputes all allegations and has completed the registration statement required. No trial on the merits has been scheduled, and the parties, as of the date of this filing, are engaged in settlement discussions.

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

payment for services in the amount of $294,500, at a price per share of $1.90. The shares were valued based on agreed upon value included in the executed subscription agreement.
●	Outside The Box Capital Inc. – 20,000 shares of Common Stock that were issued to Outside The Box Capital Inc. (“OTB”), pursuant to a Marketing Services Agreement, dated as of September 13, 2023, between OTB and Quantum (the “OTB Agreement”), as payment in shares for services rendered to Quantum valued at $10 per share for total consideration paid of $200,000.
●	Carriage House Capital, Inc. – up to 350,000 shares of Common Stock that were issued, or may become issuable, to Carriage House Capital, Inc. (“Carriage”), pursuant to the Consulting Agreement, dated as of February 19, 2024, between Carriage and the Company (the “Carriage Agreement”), as partial consideration for consulting services rendered to the Company, at the price per share of $4.41 on the day of issuance. The total consideration due under the Consulting Agreement is 350,000 shares of Common Stock, 100,007 shares of which were due upon signing of the contract and 27,777 shares of which are due in months four through twelve from the date of signing. As of June 30, 2024, 100,000 shares were issued, and were valued at $4.41 per share as agreed upon consideration. The Stock payable for the remaining 250,000 shares was valued at $1,244,965 and recorded as a stock payable. As of June 30, 2024 the value of the stock payable of 250,000 shares was $259,893 based on stock price at June 30, 2024.
●	Interest Solutions, LLC – up to 298,017 shares of Common Stock that may become issuable to Interest Solutions, LLC (“Interest Solutions”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $2.00. Accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. As of June 30, 2024, the amount is included in Promissory note payable.
●	JonesTrading Institutional Services LLC – up to 375,000 shares of Common Stock that may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $2.00. Accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. As of June 30, 2024, the amount is included in Promissory note payable.
●	Winston & Strawn LLP – up to $2,500,000 in shares of Common Stock that may become issuable to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”). Pursuant to the Winston Agreement, the Company may issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. As of June 30, 2024, the amount is included in Subscription agreement as an liability of $2,425,647. Due to the nature of the settlement terms, the subreption agreement was deemed to be a derivative liability to the Company as of June 30, 2024 under ASC 480. Change in fair value of the subscription agreement are measured at each reporting period with change reported in earnings. See valuation approach and further disclosure on Note 19.
●	Toppan Merrill LLC – the Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note is February 8, 2026 and the note accrues interest at a rate of 13% per annum. The principal and interest payments due under the note is not payable in shares of Common Stock. As of June 30, 2024, the amount is included in Promissory note payable.
●	Lead Nectar – up to 12,000 shares of Common Stock that may become issuable to Lead Nectar in lieu of payment for internet marketing services in the amount of $20,000. Shares were issued after June 30, 2024.

Excise Taxes Payable

On February 6, 2023, the Company’s stockholders redeemed 14,667,626 shares of common stock for a total of $148,523,642. On August 4, 2023, the Company’s stockholders redeemed 406,990 shares of common stock for a total of $4,286,537. On February 9, 2024, the Company’s stockholders redeemed 4,940,885 shares of common stock for a total of $53,947,064. The Company evaluated the classification and accounting of the excise tax related to these stock redemptions under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and determined that a contingent liability should be calculated and recorded. As of June 30, 2024, December 31, 2023, the Company recorded $2,067,572 and $1,528,101, respectively, of excise tax liability calculated as 1% of shares redeemed.

Secured Convertible Note Financing

On February 9, 2024, Wilson-Davis and Quantum entered into a securities purchase agreement (the “Purchase Agreement”) with Funicular Funds, LP, a Delaware limited partnership (“Funicular”), pursuant to which the Company sold and issued to Funicular, on that date, a secured convertible promissory note in the principal amount of $6,000,000 (the “Funicular Note”) for a purchase price of $6,000,000, in a private placement (the “Secured Note Financing”). The proceeds raised in the Note Financing were used to pay a portion of the purchase price paid at Closing to the Wilson-Davis Sellers.

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

Pursuant to the Purchase Agreement, the Company agreed, among other things, that if the Funicular Note becomes convertible into a number of shares of Common Stock in excess of 19.9% of the Company’s total number of shares of Common Stock outstanding, to seek the approval of its stockholders for the issuance of all shares of Common Stock issuable upon conversion of the Funicular Note in excess of that amount, in accordance with the rules of the NYSE American. Also pursuant to the Purchase Agreement, at the Closing the Sponsor transferred 600,000 Founder Shares and 600,000 Private Warrants to Funicular, which transfers terminated Quantum’s obligation to issue shares to Funicular pursuant to the terms of the non-redemption agreement, dated August 1, 2023, between Quantum and Funicular. The purchase price was allocated on a relative fair value basis resulting in the allocated value of the warrants transferred at $28,496 and the value of the shares transferred at $1,222,202 for a total discount to the note value of $1,250,698 recorded as additional paid in capital for the equity components granted.

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

As a result of the delay in filing the registration statement the Company incurred $1,500,000 in fees through June 30, 2024 which has been added to the principal of the note. As of June 30, 2024, the company recognized $328,767 in interest expense on the principal and $279,032 of interest related to the amortization of the debt discount described above. As of June 30, 2024 the carrying value of the notes is $6,857,101 net of discount of $971,666.

Sellers Note

As described in note 11 below, (i) $5,000,000 in aggregate principal amount of notes due 90 days after the Closing Date (the “Short-Term Notes”) and (ii) $7,971,000 in aggregate principal amount of notes due 24 months after the Closing Date (the “Long-Term Notes” and, together with the Short-Term Notes, the “Seller Notes”). The Short-Term Notes accrue interest at a rate of 9% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, cash), and are convertible at the option of the holder at any time during the continuance of an event of default, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion. The Long-Term Notes accrue interest at a rate of 13% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, in cash), and are convertible at the option of the holder at any time commencing six months after the Closing Date, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion (or 85% if an event of default occurs and is continuing).

Under ASC 815 the conversion feature was bifurcated resulting in a conversion liability of $487,329 for the short term loan and $776,919 for the long-term loan at issuance. As of June 30, 2024, the company recognized $610,440 in interest expense on the principal and $640,555 of interest related to the amortization of the debt discount created with the derivative liability. See Note 19 for additional information on the fair value of the derivative.

Subscription Agreement and Satisfaction and Discharge Agreement

On February 9, 2024, the Registrant entered into a Subscription Agreement (the “Subscription Agreement”) and Satisfaction and Discharge Agreement (“Discharge Agreement”) with Winston & Strawn LLP (“Winston”), Calculator New Pubco, Inc. and Quantum. The Registrant accepted the offer of Winston to subscribe for an aggregate of $2.5 million worth of shares of its common stock in lieu of fees accrued prior to the Business Combination. In accordance with the Discharge Agreement, Winston, the service provider, has irrevocably waived their rights to receive the professional fees for the Prior Services in cash and has agreed to the Company tendering the full amount of the Fees in cash at Closing, Winston accept common stock of the Post-Closing Company as satisfaction of the Fees. As a result of the Discharge Agreement, Winston has legally released the Company from being the primary obligor under the liability. As a result, the Company has concluded that such liabilities are no longer an obligation of the Company and therefore qualify for extinguishment. The Subscription Agreement is considered a variable-share obligation under ASC Topic 480 (“Distinguishing Liabilities from Equity”). The Subscription Agreement meets the requirements for classification under ASC 480 and as a result is required to be accounted for as a liability under ASC 480 and is presented as such on the Consolidated Balance Sheets. The Company will record a change in fair value on each reporting period until settlement in its Consolidated Statement of Operations. See foot note 19 for additional disclosures.

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

NOTE 11. ACQUISITION OF WILSON-DAVIS

Prior to the Closing, AtlasClear and the Company entered into two amendments to the Broker-Dealer Acquisition Agreement with Wilson-Davis and the then-owners of Wilson-Davis (the “Wilson-Davis Sellers”), Amendment No. 8 dated January 9, 2024 (“Amendment No. 8”) and Amendment No. 9 dated February 7, 2024 (“Amendment No. 9” and, together with Amendment No. 8, the “Amendments”). Among other things, the Amendments reduced the total purchase price payable under the Broker- Dealer Acquisition Agreement by $5 million and reduced the cash payable at the Wilson-Davis Closing as part of the purchase price to $8 million, with the balance of the purchase price paid in the form of convertible promissory notes issued by AtlasClear to the Wilson-Davis Sellers, as follows: (i) $5,000,000 in aggregate principal amount of notes due 90 days after the Closing Date (the “Short-Term Notes”) and (ii) $7,971,000 in aggregate principal amount of notes due 24 months after the Closing Date (the “Long-Term Notes” and, together with the Short-Term Notes, the “Seller Notes”). The Short-Term Notes accrue interest at a rate of 9% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, cash), and are convertible at the option of the holder at any time during the continuance of an event of default, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion. The Long-Term Notes accrue interest at a rate of 13% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, in cash), and are convertible at the option of the holder at any time commencing six months after the Closing Date, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion (or 85% if an event of default occurs and is continuing). As of May 9, 2024 the short-term notes became due, as such the interest rate increase to 13% per annum, payable quarterly in arrears.

Pursuant to the terms of the Amendments, at the closing of the transactions contemplated by the Broker-Dealer Acquisition Agreement (the “Wilson-Davis Closing”) the Company entered into a parent guaranty and registration rights agreement with the Wilson-Davis Sellers (the “Wilson-Davis Guaranty and RRA”), pursuant to which the Company guaranteed the obligations of AtlasClear under the Notes.

The Sponsor also entered into Amendment No. 9, for the limited purpose of agreeing to transfer certain Founder Shares owned by the Sponsor to the Wilson-Davis Sellers. The Sponsor agreed to transfer to the Wilson-Davis Sellers, at the Wilson-Davis Closing, Founder Shares having an aggregate value of $6 million, based on the VWAP of Quantum Common Stock for the five trading days immediately prior to the Wilson-Davis Closing, which resulted in the transfer of an aggregate of 885,010 Founder Shares at the Closing to cover the cash deficit of $4,000,000 and $2,000,000 bonus paid as consideration. The share transfer from Founder was accounted for as contributed capital and recorded in additional paid in capital. From time to time prior to the six month anniversary of the Closing, the Sponsor may be required to transfer additional Founder Shares to the Wilson-Davis Sellers, as set forth in Amendment No. 9, provided that in no event will the Sponsor be required to transfer more than an aggregate of 2,500,000 Founder Shares (including the Founder Shares transferred at the Closing).

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

Accordingly, the final acquisition accounting adjustments could differ. The preliminary allocation of the purchase price is as follows:

Cash paid to Wilson-Davis shareholders	$8,092,569
Short-term notes	5,000,000
Long-term notes	7,971,197
Value of shares transferred from sponsor	6,000,000
Total consideration paid	27,063,766

Allocated to:
Cash	$11,333,271
Cash segregated	22,000,605
Receivables	4,065,148
Trading Securities, market value	6,875
Prepaid Income Tax	201,125
Accounts payable, accrued expenses and other current liabilities	(28,045,034)
Current portion of lease liability	(161,212)
Property and equipment	23,645
Cash deposit BDs and Clearing Organizations	3,536,664
Operating Lease Right-to-Use Lease Assets	395,063
Other Assets	385,058
Stock loan	(1,431,068)
Long-term Lease liability	(239,629)
Subordinated Borrowing	(1,950,000)
Deferred tax liability	(5,288,470)
Trading Account deposit	(100,000)
Net assets acquired	4,732,041
Excess of purchase price over net liabilities assumed before allocation to identifiable intangible assets and goodwill	$22,331,725

The fair value of property and equipment was determined using the indirect cost approach which utilizes fixed asset record information including historical costs, acquisition dates, and asset descriptions and applying asset category specific nationally recognized indices to the historical cost of each asset to derive replacement cost new less depreciation. Management has also made the initial determination that all other assets and liabilities to be acquired are primarily estimated to be stated at their fair values, which approximates their recorded cost. While a final determination of the value of the identifiable intangibles has not been completed, management has made an initial determination that approximately $20.77 million of the excess of the purchase price over the net assets acquired should be allocated to identifiable intangible assets.

		Estimated
		Useful Life
	Amount	(Years)
Customer Lists (a)	$14,625,000	12
Excess of purchase price	22,331,725	—
Goodwill	$7,706,725	—
(a)

The Wilson Davis customer relationships were valued using the Multi-Period Excess Earnings Method (“MPEEM”). The MPEEM reflects the present value of the operating cash flows generated by existing customer relationships after taking into account the cost to realize the revenue and an appropriate discount rate to reflect the time value and risk associated with the cash flows.

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of Wilson-Davis operations and AtlasClear Holdings’s operations, as though the acquisition of Wilson Davis had been completed as of the beginning of fiscal 2022. The pro forma financial information for the six months ended June 30, 2024, and for the years ended December 31, 2023, and 202 combines our results for these periods with that of AtlasClear Holdings’s results for the six months ended June 30, 2024 and for the years ended December 31, 2023 and 2022.

The following table summarizes the unaudited pro forma financial information:

	June 30, 2024	December 31, 2023	December 31, 2022
Total revenue	$5,247,150	$8,258,254	$9,527,324
Net loss	(23,878,060)	$(4,695,016)	$(90,186,458)

Weighted average shares
Basic and diluted	11,801,759	11,801,759	11,906,245
Net loss per shares:
Basic and diluted	$(2.02)	$(0.40)	$(8.87)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2022. The financial information for the periods presented above includes pro forma adjustments as follows:

	June 30, 2024	December 31, 2023	December 31, 2022
Transaction cost	$(9,008,053)	$—	$9,008,053
Amortization of intangibles	$—	$2,437,500	$2,437,500
Loss on AtlasClear acquisition	$86,392,769	$—	$(86,392,769)
Interest earned on investments held in trust	$(256,279)	$(3,090,086)	$(3,087,315)

NOTE 12. ACQUISITION OF THE ASSETS OF ATLASCLEAR, INC

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

Total Purchase Price(a)	$44,400,000
Fair value of Software Product Earn Out Shares(b)	10,963,000
Fair value of Earn Out Shares(c)	31,347,000
Purchase price allocated to Contribution Agreement	$86,710,000
SURFACExchange	$381,461
Bond Quantum	32,284
Atlas	7,749,299
Rubicon	10,000,000
Total Developed Technology acquired(d)	$18,163,044
Transaction cost(e)	$68,546,956

Technology acquired	$18,163,044
Amortization recognized	(317,231)
Carrying balance of Technology acquired written off	17,845,813
Total loss on AtlasClear technology acquired	$86,392,769
(a)	The closing consideration of $44.40 million is to be delivered in common stock. As such 4,400,000 were delivered based on $10 per share presumed value of common stock.
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

Pursuant to the Contribution Agreement, Atlas FinTech and Atlas Financial Technologies Corp. contributed to AtlasClear all their rights, title and interest to the above stated software products and intellectual property assets upon the closing of the Business Combination (the “FinTech Assets”). At present, none of the FinTech assets are in production. Further, due to limited capital contributions from the Quantum’s trust account, management views timelines for revenue recognition from the FinTech Assets to be unknowable and therefore has decided to write down the assets.

NOTE 13. INTANGIBLE ASSETS

Pacsquare Purchase Agreement

Pursuant to the transactions contemplated by a letter of intent, on February 16, 2024, AtlasClear and Pacsquare entered into a Source Code Purchase Agreement and Master Services Agreement (the “Pacsquare Purchase Agreement”), pursuant to which AtlasClear acquired the AtlasClear Platform. Pursuant to the Pacsquare Purchase Agreement, Pacsquare will develop, implement and launch the AtlasClear Platform and provide maintenance and support services as described in the agreement. The Pacsquare Purchase Agreement provides that Pacsquare will develop and deliver to AtlasClear the Level 1 equities trading platform and that it will develop and deliver all modules of the clearing platform within 12 months of signing the Pacsquare Purchase Agreement. AtlasClear owns all the intellectual property relating to the AtlasClear Platform, including the software and source code. The Pacsquare Purchase Agreement also granted AtlasClear a right of first refusal to any products or services that relate to trading, settlement, clearance or any other business of AtlasClear that Pacsquare proposes to offer to other persons. The purchase price for the assets was $4.8 million as follows: (i) $1.9 million, consisting of (A) $100,000 payable in a cash upon delivery of the source code and execution of the Pacsquare Purchase Agreement; (B) $850,000 payable in shares of Common Stock at a price of $6.00 per share; and (C) $950,000 to be paid in four monthly installments of $237,500, payable in shares of Common Stock at the price per share on the day of issuance and (ii) $2.7 million to be paid ratably on a module-by-module basis upon delivery and acceptance of each of the AtlasClear Platform modules. AtlasClear has sole discretion to determine whether any of the foregoing payments will be made in cash or shares of Common Stock. As of June 30, 2024, the Company has issued 336,000 shares of Common Stock 141,667 valued at $6 per share as per agreed upon terms and 194,333 valued at $1.50 per share based on the fair value of common stock on March 12, 2024 date share were issued to Pacsquare pursuant to the terms of the Pacsquare Purchase Agreement and paid $500,000 in cash and accrued $85,000 in accounts payable for total carrying value of $1,726,500. The AtlasClear platform is not yet in use as such amortization has not yet commenced.

Intangible Assets of the company at June 30, 2024 are summarized as follows:

		June 30, 2024
			Accumulated	Impairment
	Est useful life	Cost	Amortization	of Asset	Net

Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Pacsquare assets – Proprietary Software	10 years	1,726,500	—	—	1,726,500
Technology acquired	zero years	18,163,044	(317,231)	(17,845,813)	—
Customer Lists	12 years	14,625,000	(474,144)	—	14,150,856
Intangible Assets		$40,657,069	$(791,375)	$(17,845,813)	$22,019,881

Below is a summary of the amortization of intangible assets for the next five years:

Year	Amount
June 30, 2025	$1,218,750
June 30, 2026	1,391,400
June 30, 2027	1,391,400
June 30, 2028	1,394,739
June 30, 2029	1,391,400
Thereafter	9,089,667

NOTE 14. DEPOSIT ON ACQUISITION OF COMMERCIAL BANCORP

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

NOTE 15. LEASES

The Company has operating lease obligations for office space at its headquarters location and two branch offices.

The various leases have the following characteristics:

The Company renewed a three-year operating lease for office space in February 2024, which will expire January 31, 2027. The terms of the agreement call for an annual 3% escalation in rents and one three-year renewal option at market rates.

In December 2023, the Company renewed a 12-month operating lease for office space. The lease commenced January 1, 2024. The terms of the agreement call for a fixed rent payment of $1,100 per month.

The Company entered into a 63-month operating lease for office space in April 2020, which will expire May 31, 2025. The terms of the agreement call for specific annual escalation in rents and two five-year renewal options at market rates. Rent expense under the three operating agreements totaling $203,227 was charged to operations during the fiscal year ended June 30, 2024. The future minimum payments required by the office lease agreements in effect at June 30, 2024:

2025	$164,271
2026	118,597
2027	70,377
Total minimum lease payments	353,245
Less interest factor	(21,017)
Total operating lease liability	332,228
Less operating lease liability - current portion	(149,499)
Operating lease liability - long term portion	$182,729

As disclosed in Note 1, the Company adopted ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the statement of financial condition. The Company uses its estimated cost-of-capital at lease commencement as its interest rate, as the operating leases do not provide readily determinable implicit interest rates.

The following table presents the Company’s lease-related assets and liabilities as of June 30, 2024:

June 30,
2024

Operating lease ROU Asset - February 9, 2024	$395,063
Increase	—
Decrease	(68,727)
Operating lease ROU Asset - Ending Balance	$326,336

Operating lease liability - Short Term	$149,499
Operating lease liability - Long Term	182,729
Operating lease liability - Total	$332,228

The following table presents the weighted-average remaining lease term and weighted-average discount rates related to the Company’s operating leases as of June 30, 2024:

	June 30,
	2024
Weighted average remaining lease term	2.35	years
Weighted average discount rate	4.97%

The future minimum payments required by the lease agreements in effect at June 30, 2024 are as follows:

NOTE 16. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024, December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023 and 2022, there were 12,277,759 and 5,031,250, respectively.

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

In connection with the stockholder vote to approve the Business Combination Agreement and the Business Combination, holders of an aggregate of 4,940,885 shares of Quantum Common Stock properly exercised their right to have their shares redeemed for a full pro rata portion of the Trust Account holding the proceeds from the IPO, which was approximately $10.92 per share, or $53,947,064 in the aggregate. The remaining balance of the Trust Account immediately prior to the Closing of approximately $1.2 million was used to partially fund the Business Combination. As a result of such redemptions, a total of 109,499 Public Shares remained outstanding at the Closing. After giving effect to the Business Combination, the redemption of the Public Shares described above, the separation of the Quantum Units and the issuance of Merger Consideration Shares and the issuance of shares of Common Stock pursuant to Expense Settlements (described below), as of the Closing Date, there were 12,277,759 shares of Common Stock issued and outstanding.

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

NOTE 17. WARRANTS

As of June 30, 2024 and December 31, 2023, there are 20,125,000 Public Warrants outstanding, each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share, that are classified and accounted for as equity instruments. The Public Warrants are now exercisable. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2024 and December 31, 2023, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, and (ii) the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

NOTE 18. INCOME TAX

The Company accounts for income taxes using an asset and liability approach. Under this method, the tax provision includes taxes currently due plus the net change in deferred tax assets and liabilities. Deferred tax assets and liabilities arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refund received, as provided for under currently enacted tax law. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, is not expected to be realized.

The benefit (provision) for income taxes consisted of the following for the periods indicated:

	June 30, 2024	December 31, 2023	December 31, 2022
Current Tax:
Federal	$—	$726,038	$536,853
State	3,170	—	—
Total current	3,170	726,038	536,853

Deferred Tax:
Federal	(546,276)	—	—
State	(26,630)	—	—
Total deferred	(572,906)	—	—

Total provision for income taxes	$(569,736)	$726,038	$536,853

The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s loss or income before income taxes as follows for the periods indicated:

	June 30, 2024	Rate
Tax at Statutory rate (21%)	$(25,376,496)	21.00%

Permanent Differences:
Change in fair value of NRA liability	$34,571	(0.03)%
Meals	1,769	0.00%
Entertainment	161	0.00%
Nondeductible transaction Costs	1,891,691	(1.57)%
Change in fair value of Long-Term and Short-Term Investor Notes	2,353,692	(1.95)%
Change in fair value of Secured Convertible Note	753,039	(0.62)%
Change in fair value of Earnout Liability	280,350	(0.23)%
Change in fair value of Subscription Agreement	8,147	(0.01)%
Change in fair value of Stock Payable	(206,865)	0.17%
Loss on AtlasClear acquisition	18,142,481	(15.01)%
Stock Compensation Expense	307,157	(0.25)%
Extinguishment of Accrued Liabilities	(184,689)	0.15%
Change in fair value of WDCO Share payable	683,941	(0.57)%
Return To Provision	(477,461)	0.40%
State Tax – Net of Federal Benefit	(220,234)	0.18%
State Minimum Tax – Net of Federal Benefit	2,504	0.00%
Chang in Valuation Allowance – State	499,331	(0.41)%
Chang in Valuation Allowance - Federal	937,175	(0.78)%
Total	$(569,736)	0.47%

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows, as restated:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Business combination expenses	15.27%	(0.51)%
Change in fair value of warrant liability	1.70%	(12.61)%
Change in fair value of PIPE derivative liability	(6.07)%	(8.28)%
Transaction costs - warrants	0.0%	0.0%
Penalties & Interest	0.08%	0.07%
Valuation allowance	15.73%	4.97%
Income tax provision	47.71%	4.64%

The change in the Company’s effective tax rate in the current year, as compared to the prior year, was primarily due to the addition of the state tax provision.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows for the periods indicated:

	June 30, 2024	December 31, 2023	December 31, 2022
Deferred Tax Assets:
Fixed Assets	$261	$—	$—
Business Combination Expenses	530,560	437,530	427,319
IRC Sec. 195 Start-Up Costs	956,768	974,835	745,713
Allowance for Bad Debt	3,820	—	—
Accrued Contingent Liability	25,465	—	—
Lease Liability (ASC 842)	84,602	—	—
IRC Sec. 1231 Losses	1,774	—	—
Net Operating Loss	1,361,541	—	—
Total Deferred Tax Asset	2,964,791	1,412,365	1,173,032

Deferred Tax Liabilities:
Intangible Assets	5,167,729	—	—
ROU Lease Asset (ASC 842)	83,102	—	—
State Tax - Current	526	—	—
State Tax - Deferred	110,452	—	—
Total Deferred Tax Liability	5,361,809	—	—
Net Deferred Tax Asset/(Liability) before Valuation allowance	(2,397,018)	1,412,365	1,173,032
Valuation Allowance	(2,848,868)	(1,412,365)	(1,173,032)
Net Deferred Tax Asset/(Liability)	$(5,245,886)	$—	$—

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets (“DTA”). Under ASC 740, the guidance requires an analysis of deferred tax assets to determine the realizability of deferred tax assets. Deferred tax assets require a valuation allowance if its more-likely-than-not, greater than 50% likelihood that some portion, or all, of the deferred tax assets will not be realized in the near future. The analysis is based on the weight of all available evidence, both positive and negative evidence. Management has considered all available positive and negative evidence in performing an assessment as to the need for a deferred tax asset valuation allowance.

The negative evidence considered included:

●	Tax net operating loss carryforwards generated in the current year.
●	The Company has deemed to begin business operations in the current year and is no longer considered a startup company pursuant to IRC Sec. 195. As a result, the company is eligible to start amortizing previously capitalized startup costs for income tax purposes, which will generate current and future tax deductions.

The positive evidence considered included:

●	The company has had taxable income in the most recent previous tax years.

On the basis of this evaluation, as of June 30, 2024, a valuation allowance of $1.36 million has been recorded because management has concluded that it is more likely than not that such DTA will ultimately not be realized in the near future. The amount of the DTA considered realizable, however, could be adjusted in future years if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company's policy is to record interest and penalties related to unrecognized tax benefits in general and administrative expenses. The Company has not recorded any unrecognized tax benefits, or related interest and penalties, as of the period ended June 30, 2024.

Per discussions with the management, there are no significant fines/penalties for the period ended June 30, 2024 and there are no new audits or any open audits as of June, 30 2024.

For financial statement disclosure of tax positions taken or expected to be taken on a tax return, the impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There was no recognition of uncertain tax positions required for the period ended June 30, 2024. Based upon review of the federal and state return for the open years and review of the draft financial statements for the period ended June 30, 2024, there are no material uncertain tax positions that require financial statement disclosure. The Company has federal income tax net operating loss (“NOL”) carryforwards of $5.38 million as of June 30, 2024. The net operating losses can be carried forward indefinitely. The Company also has various state NOL carryforwards of $5.37 million as of June 30, 2024 which are expected to expire beginning in 2044. The Company’s NOLs may be limited under Section 382 of the Internal Revenue Code (“IRC”). NOLs are limited when there is a significant ownership change as defined by the IRC Section 382. The Company has not yet determined whether an ownership change has occurred that could limit the availability of its net operating loss carryforwards into 2025.

NOTE 19. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024, December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,	December 31,
Description	Level	2024	2023	2022
Assets:
Marketable securities held in Trust Account	1	$—	$54,799,478	$204,044,469

Liabilities:
Subscription agreement	3	$2,084,691	$—	$—
Contingent Guarantee	3	$3,256,863	$—	$—
Warrant liability – Private Warrants	3	$307,656	$307,656	$184,594
Non-redemption agreement liability	3	$—	$1,441,653	$—
Convertible notes derivative	3	$16,462,690	$—	$—
Earnout liability	3	$12,298,000	$—	$—

Subscription Agreement

On February 9, 2024, the Registrant entered into a Subscription Agreement and Discharge Agreement with Winston & Strawn LLP (“Winston”) Calculator New Pubco, Inc. and Quantum, as described in Note 1. The Company has concluded that such liabilities are no longer an obligation of the Company and therefore qualify for extinguishment.

The Subscription Agreement is considered a variable-share obligation under ASC Topic 480 (“Distinguishing Liabilities from Equity”). The Subscription Agreement meets the requirements for classification under ASC 480 and as a result is required to be accounted for as a liability under ASC 480 and is presented as such on the Consolidated Balance Sheets. The Company will record a change in fair value on each reporting period until settlement in its Consolidated Statement of Operations. See note 10 for further discussion.

The key inputs into the Monte Carlo model for the Subscription Agreement were as follows:

		February 9,
	June 30,	2024
Input	2024	(initial measurement)
Market price of public shares	$1.04	$10.26
Equity volatility	26.2%	29.8%
Risk-free rate	5.05%	4.67%

Contingent Guarantee

In connection with the acquisition of Wilson-Davis, Founder shares were transferred to cover a cash deficit of $6,000,000. The share have a make-whole provision that require to be accounted for under ASC 480. The Company has valued the obligation as of June 30, 2024 of $3,256,863 based on the cash value that would need to be renumerated by the Company. The value of the cash that would be paid was deemed to be the fair value of the contingent guarantee. The company analyzed the public sales of the shares transferred to determine the amount of cash recovered less the $4,000,000 contingent guarantee resulting in a liability due of $3,256,863. As of February 9, 2024 the 885,010 shares transferred by the Founder were valued at $8,850,100 which was greater than the $4,000,000 guaranted value as such the value of the guarantee was deemed to be zero on February 9, 2024. As a result of the decrease in stock prices through June 30, 2024 the Sellers have recovered $743,137 in cash through sales of the shares transferred resulting in the value of the liability as of June 30, 2024 to be $3,256,863.

Warrant liability

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statements of operations. See note 17 for further discussion.

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

	June 30,	December 31,	December 31,
Input	2024	2023	2022
Market price of public shares	$1.04	$6.20	$10.05
Risk-free rate	4.27%	3.77%	3.91%
Dividend yield	0.00%	0.00%	0.00%
Volatility	58.7%	12.0%	2.6%
Probability of a business combination	100%	100%	4.5%
Exercise price	$11.50	$11.50	$11.50
Effective expiration date	February 29	February 29	February 29

Non-Redemption Agreement

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

The key inputs into the Monte Carlo model for the non-redeemable common stock were as follows:

	December 31,	August 1,
Input	2023	2023
Market price of public shares	$6.20	$10.57
Probability of acquisition	100.0%	82.0%
Equity volatility	12.0%	19.9%
Discount for lack of marketability	8.0%	3.0%
Discount for expected forfeiture	5.10%	5.10%

Earnout Liability

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

The key inputs into the Monte Carlo model for the Earnout liability were as follows:

		February 9,
	June 30,	2024
Input	2024	(initial measurement)
Market price of public shares	$1.04	$10.26
Revenue volatility	15.00%	15.00%
Discount factor for revenue	96.9%	99.5%

Convertible Note Derivatives

The Conversion derivative, associated with Short-term notes, Long-Term notes, and the Chardan Note was accounted for as a liability in accordance with ASC 815-40. The Conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Conversion derivative liability in the consolidated statements of operations. The Convertible note derivative is made up of the fair value of the embedded conversion option included in the Short-term notes, Long-Term notes, and the Chardan Note with a fair value as of June 30, 2024 of $4,807,692, $7,664,613 and $3,990,385, respectively.

On February 9, 2024, the Company issued short-term notes to the former officers and directors of Wilson-Davis. The short-term notes have a conversion feature that qualifies for derivative treatment in accordance with ASC 815-40. On February 9, 2024, and June 30, 2024, the Company valued the derivatives using a Black-Scholes model which is considered to be a Level 3 fair value measurement. The conversion feature is deemed to include an embedded derivative that requires bifurcation and separate account. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability with the offset being a discount to the note. The discount will be amortized as interest expense over the term of the short-term note(s). The derivative liability will be revalued at each reporting period with the change being charged to the income statement. The original derivative liability – for the short term note notes was valued at $487,329. On June 30, 2024, a Black-Scholes calculation was performed (see above chart) and the value of the fair value of the derivative liability – convertible notes increased $4,320,3630 to $4,807,692. The original $487,929 discount was amortized over the 90-day maturity. As of June 30, 2024, the company did not repay the short-term notes as such has incurred penalty interest from 9% to 13% until the note is repaid. No notice of default has been received. See note 10 for additional information.

The key inputs into the Black-Scholes model for the Conversion derivative were as follows:

		February 9,
		2024
	June 30,	(initial
Input	2024	measurement)
Market price of public shares	$1.04	$10.26
Risk-free rate	5.49%	5.44%
Dividend yield	0.00%	0.00%
Volatility	14,643.0%	4,120.0%
Exercise price	$0.99	$7.27
Effective expiration date	May 2024	May 2024

On February 9, 2024, the Company issued long-term notes to the former officers and directors of Wilson-Davis. The long-term notes have a conversion feature that qualifies for derivative treatment in accordance with ASC 815-40. On February 9, 2024 and June 30, 2024, the Company valued the derivatives using a Black-Scholes model which is considered to be a Level 3 fair value measurement.

The conversion feature is deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability with the offset being a discount to the notes. The discount will be amortized as interest expense over the term of the notes. The derivative liability will be revalued at each reporting period with the change being charged to Derivative liability – convertible notes. The original derivative liability – for the long term note notes was valued at $776,919. On June 30, 2024, a Black-Scholes calculation was performed (see above chart) and the value of the fair value of the derivative liability – convertible notes increased $6,887,694 to $7,664,613. The original $776,919 discount will be amortized over the maturity. See note 10 for additional information.

The key inputs into the Black-Scholes model for the Conversion derivative were as follows:

		February 9,
		2024
	June 30,	(initial
Input	2024	measurement)
Market price of public shares	$1.04	$10.26
Risk-free rate	4.90%	4.48%
Dividend yield	0.00%	0.00%
Volatility	14,461%	41,200%
Exercise price	$0.99	$7.27
Effective expiration date	February 2026	February 2026

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

The Chardan Note qualifies for derivative treatment in accordance with ASC 815-40. On February 9, 2024, the Company valued the derivatives using a Black-Scholes model which is considered to be a Level 3 fair value measurement. The original derivative liability – for the Chardan convertible note was valued at $404,483. On June 30, 2024, a Black-Scholes calculation was performed (see below chart) and the value of the fair value of the derivative liability – convertible notes increased $3,585,901 to $3,990,385. The original $404,483 discount will be amortized over the maturity. See note 10 for additional information.

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

The key inputs into the Black-Scholes model for the conversion derivative are as follows:

		February 9,
		2024
	June 30,	(initial
Input	2024	measurement)
Market price of public shares	$1.04	$10.26
Risk-free rate	4.52%	4.48%
Dividend yield	0.00%	0.00%
Volatility	166,681.0%	4,120.0%
Exercise price	$0.84	$10.26
Effective expiration date	February 2028	February 2028

On February 9, 2024, the Company issued a long-term note to Interest Solutions in the amount of $275,000. The Company also issued a long-term note to JonesTrading Institutional Services for $375,000. Both of the notes accrue interest at 13% per annum. The outstanding principal, together with any then unpaid and accrued interest and other amounts payable, shall be due and payable at the earlier of (i) when requested by the note holder on or after February 9, 2026, or (ii) when, upon the occurrence and during the continuance of an event of default. The conversion feature in the notes do not qualify for derivative treatment.

The following table presents the changes in the fair value of the following:

	Private	Non-Redemption
	Placement	Agreement
	Warrants	Liability
Fair value as of December 31, 2021	$7,137,930	$—
Change in valuation inputs or other assumptions	(6,953,336)	1,881,440
Fair value as of December 31, 2022	$184,594	$—
Initial measurement as of August 1, 2023	—	1,881,440
Fair value as of August 8, 2023, Inception of Non-Redemption Agreement Liability	123,062	(439,787)
Fair value as of December 31, 2023	$307,656	$1,441,653
Change in valuation inputs or other assumptions	—	164,626
Transferred to equity	—	(1,606,279)
Fair value as of June 30, 2024	$307,656	$—

	Conversion	Earnout
	Derivative	Liability
Fair value as of December 31, 2023	$—	$—
Initial measurement as of February 9, 2024	1,668,731	10,963,000
Change in valuation inputs or other assumptions	14,793,959	1,335,000
Fair value as of June 30, 2024	$16,462,690	$12,298,000

	Subscription	Merger Financing
	Agreement	Liability
Fair value as of December 31, 2023	$—	$—
Initial measurement as of February 9, 2024	2,386,851	—
Change in valuation inputs or other assumptions	38,796	3,256,863
Fair value (asset) liability as of June 30, 2024	$2,425,647	$3,256,863

There were no transfers between levels during the year ended and period ended June 30, 2024 and December 31, 2023 and 2022.

NOTE 20. TRANSITION PERIOD COMPARATIVE DATA

On August 9, 2024, the board of directors of AtlasClear Holdings, Inc. (the “Company”) determined to change the Company’s fiscal year end from December 31 to June 30. Below is a summary of financial statements for the six-month transition period from January 1, 2024 to June 30, 2024 compared to the six month period ended June 30, 2023.

1.	Consolidated Balance Sheets

	June 30,	June 30,
	2024	2023
ASSETS		(Unaudited)
Current assets
Cash and cash equivalents	$6,558,176	$1,132,900
Cash segregated - customers	20,548,972	—
Cash segregated - PAB	200,738	—
Receivables - broker-dealers and clearing organizations	1,333,306	—
Receivables - customers, net	823,784	—
Other receivables	64,842	—
Prepaid expenses	67,967	29,458
Trading securities, market value, net	55	—
Due from Atlas Clear	—	49,806
Total Current Assets	29,597,840	1,212,164

Operating lease right to use lease asset	326,336	—
Property and equipment, net	16,080	—
Customer list, net	14,150,856	—
Goodwill	7,706,725	—
Pacsquare asset purchase	1,726,500	—
Bank acquisition deposit	91,200	—
Cash deposits - broker-dealers and clearing organizations	3,515,000	—
Other assets	336,017	—
Marketable securities held in Trust Account	—	57,409,747
TOTAL ASSETS	$57,466,554	$58,621,911

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Payables to customers	$20,162,973	$—
Accounts and payables to officers/directors	686,579	—
Accounts payable and accrued expenses	5,393,912	5,181,488
Payables - broker-dealers and clearing organizations	4,915	—
Commissions, payroll and payroll taxes	273,386	—
Current portion of lease liability	149,499	—
Stock payable	259,893	—
Convertible notes, net	3,783,437	—
Secured convertible note, net	6,857,101	—
Promissory notes	852,968	—
Short-term merger financing, net	5,092,083	—
Contingent gurantee	3,256,863
Subscription agreement	2,425,647	—
Excise tax payable	2,067,572	—
Excise taxes payable	—	1,485,236
Stock payable - related party	55,087	—
Advance from related parties	—	1,968,116
Promissory note – related party	—	480,000
Total Current Liabilities	51,321,915	9,114,840

Accrued contingent liability	100,000	—
Long-term merger financing, net	7,606,561	—
Derivative liability - convertible notes	16,462,690	—
Derivative liability - warrants	307,656	307,656
Earnout - liability	12,298,000	—
Deferred income tax liability	5,245,886	—
Subordinated borrowings	1,950,000	—
Trading account deposit	100,000	—
Long-term lease liability	182,729	—
Total Liabilities	95,575,437	9,422,496

Commitments and Contingencies (Note 10)

Common stock subject to possible redemption	—	57,113,761

Stockholders’ Deficit
Preferred stock, $0.0001 par value;	—	—
Common stock, $0.0001 par value;	1,246	503
Additional paid-in capital	110,164,676	—
Accumulated deficit	(148,274,805)	(7,914,849)
Total Stockholders’ Deficit	(38,108,883)	(7,914,346)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$57,466,554	$58,621,911

2.	Statements of consolidated Net Income (loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES
Commissions	$1,750,159	$—	$2,679,673	$—
Vetting fees	340,050	—	499,125	—
Clearing fees	624,550	—	756,393	—
Net gain/(loss) on firm trading accounts	6,390	—	10,046	—
Other revenue	9,650		56,246
TOTAL REVENUES	2,730,799	—	4,001,483	—

EXPENSES
Compensation, payroll taxes and benefits	1,355,058	—	2,386,837	—
Data processing and clearing costs	843,824	—	1,299,527	—
Regulatory, professional fees and related expenses	112,216	—	11,649,470	—
Stock compensation - founder share transfer	—	—	1,462,650	—
Communications	172,018	—	254,608	—
Occupancy and equipment	54,765	—	76,324	—
Transfer fees	54,807	—	75,425	—
Bank charges	52,077	—	88,253	—
Intangible assets amortization	337,911	—	791,375	—
Other	147,042	—	185,840	—
Operating and formation costs	—	577,313	—	1,485,122
TOTAL EXPENSES	3,129,718	577,313	18,270,309	1,485,122

LOSS FROM OPERATIONS	(398,919)	(577,313)	(14,268,826)	(1,485,122)

OTHER INCOME/(EXPENSE)
Interest income	587,637	8,458	938,802	8,458
Interest earned on marketable securities held in Trust Account	—	727,468	256,279	2,028,921
Gain on sale of assets	146,706	—	146,706	—
Net gain on settlement	—	829,853	—	829,853
Loss on AtlasClear asset acquisition	(17,845,813)	—	(86,392,769)	—
Change in fair value of warrant liability derivative	307,656	(184,594)	—	(123,062)
Change in fair value, convertible note derivative	(992,152)	—	(3,585,902)	—
Change in fair value, long-term and short-term note derivative	(3,101,057)	—	(11,208,055)	—
Change in fair value of non-redemption agreement	—	—	(164,626)	—
Change in fair value of Contingent guarantee	(3,256,863)	—	(3,256,863)	—
Change in fair value of earnout liability	(1,115,000)	—	(1,335,000)	—
Change in fair value of subscription agreement	(4,413,946)	—	(38,796)	—
Extinguishment of stock payable	985,072	—	985,072	—
Extinguishment of accrued expenses	114,199	—	879,473	—
Interest expense	(3,210,786)	—	(3,732,178)	—
TOTAL OTHER INCOME/(EXPENSE)	(31,794,347)	1,381,185	(106,507,857)	2,744,170

Income before provision for income taxes	(32,193,266)	803,872	(120,776,683)	1,259,048
Provision for income taxes	563,736	(318,313)	569,736	(581,118)
Net income	$(31,629,530)	$485,559	$(120,206,947)	$677,930

3.Statements of consolidated cash flow

	Six Months Ended June 30,
	2024	2023

Cash Flows from Operating Activities:
Net income (loss)	$(120,206,947)	$677,930
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of warrant liability derivative	—	123,062
Change in fair value of non-redemption agreement	164,626	—
Loss on AtlsClear asset acquisition	86,392,769	—
Change in fair value, convertible note derivative	3,585,904	—
Change in fair value, long-term and short-term note derivative	11,208,055	—
Interest expense on convertible notes	1,896,714	—
Transaction costs paid with stock	1,401,937	—
Stock based compensation	1,462,650	—
Change in fair value, earnout liability	1,335,000	—
Fee on Secured convertible note	1,500,000	—
Change in operating lease expense	68,727	—
Change in fair value, contingent guarantee	3,256,863	—
Interest earned on marketable securities held in Trust Account	(251,569)	(2,028,921)
Change in fair value, subscription agreement	38,796	—
Depreciation expense	7,565	—
Amortization of intangibles	791,375	—
Bad debt expense	2,474	—
Changes in operating assets and liabilities:
Due from Atlas Clear	—	(49,806)
Income taxes payable	—	44,118
Marketable securities	6,820	—
Receivables from brokers & dealers	2,203,271	—
Receivables from customers	(303,486)	—
Receivables from others	(59,043)	—
Advances and Prepaid expenses	133,158	4,194
Cash deposits with clearing organization & other B/Ds	21,664	—
Change in operating lease right-of-use assets	(11,713)	—
Other assets	49,041	—
Payables to customers	(5,124,740)	—
Payables to officers & directors	98,048	—
Payable to brokers & dealers	(12,903)	—
Deferred tax liability	(43,484)	—
Accounts payable and accrued expenses	(1,066,430)	443,812
Commissions and payroll taxes payable	39,638	—
Stock Loan	259,893	—
Change in operatin lease right-of-use asset	(56,900)	—
Receivables from brokers & dealers	—	—
Receivables from customers	—	—
Net cash provided by (used in) operating activities	(11,212,227)	(785,611)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	68,418	—
Investment of cash into Trust Account	(160,000)	(875,000)
Cash withdrawn from Trust Account in connection with redemption	53,947,064	1,015,001
Cash paid for purchase of Pacsquare	(500,000)	—
Cash received from acquisition of Wilson-Davis	33,333,876	—
Cash withdrawn from Trust Account for working capital purposes	1,195,565	148,523,642
Cash paid to Wilson Davis shareholders	(8,092,568)	—
Net cash provided by (used in) investing activities	79,792,355	148,663,643

Cash Flows from Financing Activities:
Proceeds from secured convertible note	6,000,000	—
Transaction costs financed	5,002,968	—
Repayment of advances from related party	—	(300,000)
Advances from related party	1,052,300	1,948,950
Redemption of common stock	(53,947,064)	(148,523,642)
Net cash provided by (used in) financing activities	(41,891,796)	(146,874,692)

Net Change in Cash	26,688,332	1,003,340
Cash – Beginning	619,554	129,560
Cash – Ending	$27,307,886	$1,132,900

Supplementary cash flow information:
Cash paid for income taxes	$—	$537,000

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to settled advances from related party and notes payable related party	$4,577,569	$—
Transaction cost settled with subscription payable	$2,386,851	$—
Fair value of equity treated earnout in AtlasClear, Inc asset acquisition	$31,347,000	$—
Fair value of shares issued in AtlasClear, Inc asset acquisition	$44,400,000	$—
Fair value of liability treated earnout in AtlasClear, Inc asset acquisition	$10,963,000	$—
Fair value of shares transferred to Wilson Davis shareholders	$6,000,000	$—
Short term notes issued to Wilson Davis shareholders	$5,000,000	$—
Long term notes issued to Wilson Davis shareholders	$7,971,197	$—
Common stock issued to settled vendor obligations	$64,376	$—
Fair value of shares transferred to Secured convertible note holders	$1,250,698	$—
Redeemable shares transferred to permanent equity	$1,195,566	$—
Non-redemption agreement re-classed to permanent equity	$1,606,279	$—
Shares issued to purchase Pacsquare	$1,226,500	$—
Shares issued as deposit for Commercial bank acquisition	$91,200	$—
Initial Classification of derivative liability – convertible notes	$1,668,731	$—
Interes settled with shares	$210,550	$—
Interest settled with shares transferred by related party	$48,750	$—
Cancellation of admin fees	$—	$120,000
Excise tax related to redemptions	$539,471	$1,485,236
Accretion of common stock subject to possible redemption	$592,577	$2,217,201

NOTE 21. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, other than as described below.

On July 5, 2024 pursuant to the transactions contemplated by a letter of intent, between AtlasClear and Pacsquare for the Source Code Purchase Agreement and Master Services Agreement, the Company issued and additional 500,000 shares to Pacsquare.

In accordance with the Chardan Convertible Note agreement, the note holder converted $725,000 in principle and received 2,263,031 shares on various dates subsequent to June 30, 2024, 493,909 of the shares were transferred by Atlas Fintech, Co-Sponsor. In addition, interest for the quarter ended March 31, 2024 and June 30, 2024 was paid with shares transferred by a Atlas Fintech on behalf of the Company for a total of 198,196 shares.

Subsequent to June 30, 2024, Quantum Venture, Co-Sponsor and Atlas Fintech, Co-Sponsor transferred 1,558,923 and 1,183,629 shares respectively as payment of interest under various Note obligations such as the Promissory notes, Secured Convertible notes and the Short and long term notes due to sellers.

On July 31, 2024, the Company and Tau entered into the ELOC Agreement. Pursuant to the ELOC Agreement, upon the terms thereof and subject to the satisfaction of certain conditions, the Company has the right from time to time at the Company’s option to direct Tau to purchase up to a specified maximum amount of shares of our Common Stock, up to a maximum aggregate purchase price of $10 million (the “Aggregate Limit”), over the 24-month term of the ELOC Agreement. The Company may request, individual advances up to the greater of 100,000 shares or such amount as is equal to 50% of the average daily volume traded of the Common Stock during the 30 trading days immediately prior to the date the request of each advance, subject to the Aggregate Limit. Any such advance will reduce amounts that the Company can request for future advances and draw downs. The purchase price payable for the shares sold pursuant to any advance will be equal to 97% of the lowest VWAP of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice. Tau’s obligation to purchase the shares the Company request to sell pursuant to any advance is conditioned upon, in addition to certain other customary closing conditions, the continued effectiveness of a registration statement pursuant to which Tau may freely sell the shares to be received. 10,000,000 of the shares of Common Stock that may be issuable to Tau pursuant to the ELOC Agreement are being registered hereby. Tau is an underwriter within the meaning of Section 2(a)(11) of the Securities Act. The registration of the shares hereunder does not mean that Tau will actually purchase or that the Company will actually issue and sell all or any of the 10,000,000 shares of our Common Stock being registered for potential issuance to Tau pursuant to this registration statement. The Company has issued 2,475,000 shares under the ELOC.

On August 9, 2024, the Company entered into a Satisfaction of Discharge of indebtedness agreement with Atlas Fintech Holdings Corporation. In the agreement the Company agreed to issue 2,788,276 shares in satisfaction of $803,860 included in accounts payable. In addition the Company issued 1,337,500 shares as reimbursement for 1,183,629 shares that were transferred by Atlas Fintech Holdings Corporation to satisfy the Company requirements to pay interest on various loans with unrestricted shares. The company agreed to compensate the Atlas Fintech Holding Corporation 13% fee. As such a total of 4,125,776 Common Stock shares were transferred.

On August 28, 2024, the Company issued an additional 1,055,448 shares to the Wilson-Davis selling shareholders as payment of interest under the short term and long term note and as consideration for the Merger Consideration paid in stock.

On August 29, 2024, the Company issued 12,000 shares of Common Stock to Lead Nectar in lieu of payment for internet marketing services in the amount of $20,000, at a price per share of $1.66.

On July 10, 2024 and August 29, 2024, the Company issued 1,602,994 and 882,668 shares, respectively as partial conversion and payments of interest on the Short- and Long term Sellers Notes, the July distribution included share transfer from counders to cover the contingent guarantee made to the sellets.

Prior to the maturity date of October 13, 2024, FINRA approved a one-year extension for $1,280,000 in Subordinated notes. The interest rate on the subordinated notes increased from 5% to 8% and the notes mature on October 13, 2025. One of the notes, $20,000, was not renewed and will not be included in the Net Capital calculations. The note will be treated as debt.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the control deficiencies in the internal control over financial reporting related to the accounting for complex financial instruments and as described below.

Our management determined that our disclosure controls and procedures were not effective as of June 30, 2024 due to the Company’s control deficiencies previously reported with respect to compiling information to prepare our interim and annual financial statements in accordance with U.S. GAAP. The control deficiencies were due to the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on our going concern assessment and the impact of the Merger Agreement as it relates to the classification of our complex financial instruments, and related financial disclosures.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Transition Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Transition Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2024.

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

This Transition Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

Not applicable.

PART III - OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance

Management and Board of Directors

The board of directors of AtlasClear Holdings is currently comprised of the six directors listed below. Each director will hold office until his term expires at the next annual meeting of stockholders in the year following the year of such director’s election or until his or her death, resignation, removal or the earlier termination of his term of office. In August 2024, Messrs. Carlson and Tabacchi each resigned from their positions as our directors. In October 2024, Mr. Smith joined our board of directors.

Name	Age	Position(s)
Directors
John Schaible	53	Executive Chairman
Robert McBey	59	Chief Executive Officer and Director
Craig Ridenhour	52	President and Director
Thomas J. Hammond	66	Director
Sandip I. Patel	57	Director
Mark S. Smith	55	Director

Executive Officers
Robert McBey	59	Chief Executive Officer
Richard Barber	76	Chief Financial Officer
Craig Ridenhour	52	President and Director

Robert G. McBey, 59, has served as our Chief Executive Officer since February 2023. From February 2023 to May 2024, he also served as Chairman of our Board. Mr. McBey has worked in the securities industry since 1986 and has served as the President and Chief Executive Officer of Wilson-Davis since 2021. Before becoming President of our subsidiary, Wilson-Davis, he served as Wilson-Davis’ Chief Administrative Officer beginning in 2018. Since August 2022, he has also served as Chairman and Chief Executive Officer of our subsidiary, AtlasClear. He was the co-founder and Managing Director of Business Development for Potamus Trading LLC, a Massachusetts broker-dealer specializing in algorithmic trading and dealer services from 2012 to 2017. Earlier, from 2010 to 2012, he served as the Executive Vice President and Head of Clearing Services for Penson Financial Services, a global execution and clearing firm with over $10.0 billion in assets. From 2008 to 2010, Mr. McBey served as the interim CEO of Penson’s Canadian and United Kingdom subsidiaries. From 2002 to 2008, he served as the Chief Operating Officer and Director of Securities Lending for Southwest Securities, Inc., where he previously served as the Senior Vice President, Compliance Officer, and Director of Internal Audit from 1998 to 2000. From 1997 to 1998, Mr. McBey served as the Senior Vice President, Senior Registered Option Principal, and Branch Manager of Principal Financial Securities, Inc. From 1992 to 1997, he served as the Vice President and Manager of Audit and Compliance for Sutro & Company Inc. From 1986 to 1992, he served as an Internal Auditor for Prudential-Bache Securities, Inc. Mr. McBey is graduate of York University in Toronto, Ontario.

Craig Ridenhour, 52, has served as our President since May 2024. Previously, he served as our Chief Business Development Officer and a member of our board from February 2023 to May 2024. Mr. Ridenhour has served as co-founder and Executive Vice President of Business Development for Atlas FinTech, a position that he has held since 2016. Since August 2022, he has also served as Chief Business Development Officer and a director of our subsidiary, AtlasClear. He sits on the board of directors of Atlas FinTech. Mr. Ridenhour is co-founder of AtlasBanc Holdings and EVP of Business Development, a position he has held since 2012. Mr. Ridenhour has been a licensed representative of Buckman, Buckman & Reid, Inc., a registered broker-dealer, since 2017. Mr. Ridenhour was the Managing Director of Wealth Management for Anderen Capital, a subsidiary of Anderen Financial, a FDIC-chartered financial institution and bank holding company regulated by the Federal Reserve Board, respectively, from 2008 until the acquisition of Anderen by First United Bank in 2012. Mr. Ridenhour has been securities licensed with FINRA since 1994 and held various positions throughout his career including acting in executive and principal capacities within brokerage firms. Mr. Ridenhour is a graduate of the University of Florida.

Thomas J. Hammond, 66, has served as a member of our board since February 2024. Previously, he served as a member of the Quantum Board from February 2021 to February 2024. Mr. Hammond was the President of ICE Clear U.S., a wholly owned clearing house of Intercontinental Exchange, Inc. (NYSE: ICE) from 2007 until his retirement in 2017. In that role, Mr. Hammond oversaw all technology, operations and financial functions at the clearing house. Prior to joining ICE, Mr. Hammond was Managing Director,

Trading Operations at the Chicago Board of Trade (later the CME Group) where he played a leadership role in the successful transition to the Common Clearing Link. Before joining the CME Group in 2003, for a 17-year period, Mr. Hammond served as Chief Executive Officer, Executive Vice President and Chief Operating Officer of the Board of Trade Clearing Corporation (BOTCC), where he successfully managed the development and implementation of integrated over the counter (OTC) clearing systems. Mr. Hammond served on the boards of the Financial Services Division and the Chicago Operations Division of the Futures Industry Association, and participated in the Chicago Federal Reserve Bank’s Working Group on Financial Markets. Mr. Hammond earned a Bachelor of Science degree in Business Administration from Lewis University in Romeoville, IL.

Sandip I. Patel, 57, has served as a member of our board since February 2024. Previously, he served as a member of the Quantum Board from October 2020 to February 2024. Mr. Patel has been an attorney and corporate business consultant at Sandip I. Patel, P.A., a law firm founded by Mr. Patel in 2000. Since 2017, Mr. Patel has also served as Chief Legal Counsel of Channel Investments, LLC, a medical device company. Mr. Patel has been involved in the formation, acquisition, development, growth, and liquidity events related to companies in the healthcare, insurance and financial services fields. Mr. Patel currently holds public and private investments in a wide range of industries with a focus on medical devices, biotechnology, healthcare services and related technologies, as well as FinTech and related services. Mr. Patel is also a co-founding stockholder of AtlasBanc Holdings, and was a co-founding stockholder and board member of Anderen Bank. Mr. Patel was the Founder, President and Chief Executive Officer of the Orion group of companies, a full-service real estate development company. Previously, Mr. Patel served as Head of the New Business Development and M&A team to national health insurance companies. Mr. Patel oversaw all legal, regulatory and governmental affairs on behalf of WellCare, while serving as the General Counsel and a partner in the company. Since September 2021, Mr. Patel previously served as a director of Monterey Bio Acquisition Corporation, a former special purpose acquisition company (Nasdaq: MTRY). Mr. Patel received his JD degree from the Stetson University College of Law, and a B.B.A in Finance from the University of Georgia.

Mark S. Smith, 55, has served as a member of our board since October 2024. Mr. Smith has been operating, advising, or managing regulated FinTech organization for over 30 years. Since 2006, Mr. Smith is the founder and president of ZibTech Consulting, Inc., an electronic trading and digital asset consulting firm that focuses on providing business development, M&A and other services to companies with proprietary disruptive technology in the financial services industry and start-up companies. Previously, from September 2013 through December 2022, Mr. Smith was co-founder, chief executive officer and director of Symbiont.io,Inc., a provider of blockchain and digital asset financial technology. Early in his career, Mr. Smith contributed to the development of capital markets products, including algorithmic trading tools and global ATS platforms. Mr. Smith received his Bachelor of Science in Finance and Economics from the University of South Carolina.

Richard Barber, 76, has served as our Chief Financial Officer since February 2023. Mr. Barber has been making various personal investments since 2017. Mr. Barber started his financial career in Finance at Ernst & Young. Mr. Barber has over 30 years’ experience in the Securities industry working at various institutions. Most notably, Mr. Barber served as the Chief Financial Officer of Bank of America’s brokerage business where he gave advice to the CEO on how to grow revenue and reduce costs. Mr. Barber holds a Bachelor of Arts degree from the University of Notre Dame and a Master of Business Administration from the Columbia School of Business and has passed the CPA exam.

John Schaible, 53, has served as our Executive Chairman since May 2024. Previously, he served as our Chief Strategy Officer and a member of our board from February 2024 to May 2024. Prior to that, he served as Chairman and Chief Executive Officer of Quantum from October 2020 to February 2024. Mr. Schaible is a co-founder, Chairman and Chief Executive Officer of AtlasBanc Holdings since 2010 and of Atlas FinTech, an affiliate of AtlasBanc, since 2016.  Mr. Schaible also co-founded Anderen Bank and was Chief Operating Officer of Anderen Financial, a FDIC-chartered financial institution and bank holding company regulated by the Federal Reserve Board, respectively, from 2007 until the acquisition of Anderen by First United Bank in 2012, each affiliates of Atlas Banc. Mr. Schaible also founded and served as Chief Executive Officer of NexTrade, which created an electronic communications network (ECN) in 1994 that was sold to Citigroup in 2006. Mr. Schaible has a degree in business management from Colorado State University. Mr. Schaible has also served on the board of Colorado State University’s General Leadership Council and Center for Entrepreneurship.

Atlas Bank (Panama), S.A.

In September 2023, the Superintendency of Banks of Panama took control of Atlas Bank (Panama), SA (“Atlas Bank”). Such action was at the voluntary request of Atlas Bank, in connection with allegations that a major custody counterparty potentially committed fraud against Atlas Bank. John Schaible is co-founder of Atlas Bank, and CEO of AtlasBanc Holdings, which through Atlas FinTech has an economic interest in, but does not control, Atlas Bank. Craig Ridenhour is a co-founder and EVP of Business Development for AtlasBanc Holdings and a member of the board of directors of Atlas FinTech.

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

Audit Committee

Our audit committee consists of Thomas J. Hammond, Sandip I. Patel and Mark S. Smith, with Mr. Patel serving as chair. Rule 10A-3 of the Exchange Act and the NYSE American listing standards require that our audit committee be composed entirely of independent members. The Board has determined that each of Messrs. Hammond, Patel and Smith meets the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE listing standards and each also meets the financial literacy requirements of the NYSE American listing standards. In addition, the Board has determined that each of Messrs. Patel and Smith qualifies as an “audit committee financial expert” within the meaning of the SEC regulations.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits and to oversee our independent registered public accounting firm. The principal functions of the audit committee are expected to include, among other things:

●	helping the Board oversee our corporate accounting and financial reporting processes;
●	managing the selection, engagement, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
●	reviewing and discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law;
●	establishing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●	overseeing our policies on risk assessment and risk management, including cybersecurity risks;
●	overseeing compliance with our code of business conduct and ethics;
●	reviewing related person transactions; and
●	approving or, as required, pre-approving audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee currently consists of Thomas J. Hammond and Mark S. Smith. The Board has determined that each of Messrs. Hammond and Smith meets the definition of “independent director” for purposes of serving on the compensation committee under the NYSE American listing standards, including the heightened independence standards for members of a compensation committee.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Thomas J. Hammond, Sandip I. Patel and Mark S. Smith, with Mr. Patel serving as chair. The Board has determined that each of Messrs. Hammond, Patel and Smith meets the definition of “independent director” under the NYSE listing standards.

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

Code of Business Conduct and Ethics & Insider Trading Policy

We adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on the investor relations portion of our website. In addition, we intend to post on our website all disclosures that are required by law or the NYSE American listing standards concerning any amendments to, or waivers from, any provision of the code.

Our board of directors adopted an Insider Trading Policy that applies to our officers, directors, and employees. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the SEC. Section 16(a) compliance was required during the transition period ended June 30, 2024. To our knowledge, during the transition period ended June 30, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for the following late filings: (1) Form 3s required to be filed by Messrs. McBey, Schaible, Barber, Carlson, Hammond, Patel, Ridenhour and Tabacchi, and Quantum Ventures and Atlas FinTech following the closing of the Business Combination and (2) Form 4s required to be filed by: (i) Mr. McBey and Atlas FinTech to report their acquisition of shares of Common Stock as merger consideration in the Business Combination, (ii) Quantum Ventures to report a certain acquisition of shares of Common Stock and a distribution of shares of Common Stock to its members, in each case following the closing of the Business Combination and (iii) Messrs. McBey, Schaible, Barber, Carlson, Hammond and Patel to report the acquisition of shares of Common Stock and Private Warrants that were distributed by Quantum Ventures to its members following the closing of the Business Combination.

Item 11. Executive Compensation

Prior to the consummation of the Business Combination, none of the officers or directors of AtlasClear or Quantum received any cash compensation for services rendered. Robert McBey received compensation as the President and CEO of Wilson-Davis.

Summary Compensation Table

The following table sets forth, for the Company’s last completed fiscal year, the dollar value of all cash and noncash compensation earned by Robert McBey, the Company’s Chief Executive Officer. Other than as set forth herein, no executive officer’s total compensation exceeded $100,000 in any of the applicable years.

	Year Ended
Name and Principal Position	June 30	Salary ($)(1)	Bonus ($)(2)	Total ($)
Robert McBey	2024	538,509	100,000	638,509
Chief Executive Officer	2023	408,879	—	408,879
(1)	Consists of salary of $250,000 in each year and commissions of $288,509 and $158,879 earned in the fiscal years ended June 30, 2024 and 2023, respectively.
(2)	Represents a cash bonus received by Mr. McBey upon closing of the Business Combination. See “Prior Employment Agreement” below.

Prior Employment Agreement

Mr. McBey entered into an employment agreement with Wilson-Davis, effective as of March 1, 2020, which terminated prior to the closing of the Business Combination. Mr. McBey’s employment agreement provided for him to receive a bonus upon Wilson-Davis’ completion of the Business Combination. The bonus was to be determined in part based upon the defined “Transaction Goodwill,” which was set forth in the Broker-Dealer Acquisition Agreement as $20,000,000. That bonus would have included $100,000 plus an amount equal to 2% of the first $1,750,000 of the amount of Transaction Goodwill, 3% of the Transaction Goodwill in excess of $1,750,000 up to $4,000,000, 4% of the amount of Transaction Goodwill in excess of $4,000,000 up to $6,000,000, and 5% of the amount of Transaction Goodwill in excess of $6,000,000. Under the foregoing formula, Mr. McBey would have received a bonus of $732,500 upon the Wilson-Davis Closing. Upon the closing of the Business Combination, Mr. McBey received a $100,000 cash bonus.

Equity Incentive Plan

In connection with the Business Combination, the Board adopted and the stockholders approved the AtlasClear Holdings, Inc. 2024 Equity Incentive Plan (the “Incentive Plan”), which allows the compensation committee to provide cash incentive awards to selected officers and key employees, including our executive officers, based upon performance goals established by the compensation committee.

The purpose of the Incentive Plan is to enhance the Company’s ability to attract, retain and incentivize employees, independent contractors and directors and promote the success of its business. The Board anticipates that equity compensation will be a vital element of the Company’s compensation program and believes the Incentive Plan is critical in enabling the Company to grant stock awards as an incentive and retention tool as the Company continues to compete for talent. The Incentive Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and stock bonus awards. No awards have been granted under the Incentive Plan as of the date of this Form 10-KT.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of shares of Common Stock as of October 7, 2024:

●	each person who is the beneficial owner of more than 5% of the outstanding shares of Common Stock;
●	the Company’s executive officers and directors; and
●	all of the Company’s executive officers and directors as a group.

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

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o AtlasClear Holdings, Inc., 2203 Lois Avenue, Suite 814, Tampa, FL 33607.

The percentage ownership of Common Stock is based on 23,275,171 shares of Common Stock outstanding as of October 7, 2024.

		Approximate
	Number of Shares	Percentage of
	Beneficially	Outstanding Shares
Name and Address of Beneficial Owner(1)	Owned	of Common Stock
Directors and executive officers of AtlasClear Holdings:
Robert McBey(2)	977,454	4.2%
Thomas J. Hammond(3)	122,402	*
Sandip I. Patel(4)	597,282	2.6%
Craig Ridenhour	—	—
John Schaible(5)	1,135,874	4.9%
Mark S. Smith	—	—
Richard Barber(6)	65,000	*
All directors and executive officers as a group (7 individuals)	2,898,012	12.5%
Five Percent Holders:
Atlas FinTech Holdings Corp.(7)	6,278,276	27.0%
Quantum Ventures LLC(8)	1,614,998	6.9%
Chardan Quantum LLC(9)	1,202,284	5.2%
Funicular Funds, LP(10)	1,176,997	5.1%
Dark Forest Capital Management LP(11)	1,348,563	5.8%
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AtlasClear Holdings, Inc., 2203 Lois Avenue, Suite 814, Tampa, FL 33607.
(2)	Consists of (i) 950,000 Merger Consideration Shares received in the Business Combination and (ii) interest payments on Mr. McBey’s Seller Notes in the form of shares of Common Stock.

(3)	Consists of (i) 42,348 shares of Common Stock and (ii) Private Warrants to purchase 80,054 shares of Common Stock that are currently exercisable.
(4)	Consists of (i) 243,194 shares of Common Stock and (ii) Private Warrants to purchase 354,088 shares of Common Stock that are currently exercisable.
(5)	Consists of (i) 432,734 shares of Common Stock and (ii) Private Warrants to purchase 703,140 shares of Common Stock that are currently exercisable.
(6)	Consists of (i) 25,000 shares of Common Stock and (ii) Private Warrants to purchase 40,000 shares of Common Stock that are currently exercisable.
(7)	Consists of (i) 3,490,000 Merger Consideration Shares received in the Business Combination and (ii) 2,788,276 shares of Common Stock issued to Atlas FinTech in satisfaction of certain fees owed by the Company to Atlas FinTech. AtlasBanc holds a 37.3% ownership interest in AtlasFinech but has sole power to vote or direct the vote of 64% or 2,233,600 of the shares of Common Stock. The remaining voting interests of AtlasBanc are held by individual investors, none of which holds more than a 2.5% voting interest in Atlas Fintech. AtlasBanc has three board members, including John Schaible, our Executive Chairman and Craig Ridenhour, our President and director. Any action by AtlasBanc with respect to the shares of Common Stock held by it, including voting and dispositive decisions, requires a majority vote of the board of directors. Accordingly, under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of the AtlasBanc’s board of directors, none of AtlasBanc’s directors is deemed to be a beneficial owner of Atlas FinTech’s securities, even those in which such director holds a pecuniary interest. Accordingly, neither Mr. Schaible nor Mr. Ridenhour is deemed to have or share beneficial ownership of the shares of Common Stock held by Atlas Fintech.
(8)	Consists of (i) 1,614,996 shares of Common Stock and (ii) Private Warrants to purchase two shares of Common Stock that are currently exercisable. The shares reported above are held in the name of Quantum Ventures LLC. Messrs. Schaible and Patel are two of the three managers of Quantum Ventures LLC. Any action by Quantum Ventures LLC with respect to the Founder Shares held by it, including voting and dispositive decisions, requires a majority vote of the board of managers. Accordingly, under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of Quantum Ventures LLC’s managers, none of the managers of Quantum Ventures LLC is deemed to be a beneficial owner of Quantum Ventures LLC’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of such individuals is deemed to have or share beneficial ownership of the shares held by Quantum Ventures LLC.
(9)	According to a Schedule 13G filed with the SEC on February 26, 2024, by Chardan Quantum LLC, Chardan Capital Markets LLC, Jonas Grossman, Steven Urbach, and Kerry Propper (collectively, the “Chardan Reporting Persons”) with respect to the shares beneficially owned and held by the Chardan Reporting Persons. The shares reported in this Schedule 13G consist of (i) 949,084 shares of Common Stock held by Chardan Quantum LLC, (ii) 253,200 of the shares of Common Stock issuable upon exercise of Private Warrants and (iii) 253,200 of the shares of Common Stock issuable upon conversion of the Chardan Note. The Private Warrants and Chardan Note are currently exercisable/convertible, but contain provisions preventing their exercise or conversion to the extent that such exercise or conversion would result in the holder (together with its affiliates) obtaining greater than 9.99% of the Common Stock outstanding immediately after giving effect to such exercise or conversion. The amounts reported below represent the number of shares of Common Stock that would be issuable upon exercise/conversion of the Private Warrants and Chardan Note giving effect to these blocking provisions, and do not include additional shares underlying the Private Warrants and Chardan Note. The Chardan Note is convertible at the election of the holder at a conversion price equal to 90% of the VWAP of the Common Stock for the trading day immediately preceding the applicable conversion date. Mr. Grossman, as managing member of Chardan Quantum, may be deemed to beneficially own the shares (including shares underlying Private Warrants) held directly by Chardan Quantum, representing 9.99% of the Issuer’s Common Stock outstanding immediately after giving effect to such exercise. Each of Mr. Grossman, Mr. Urbach and Mr. Propper, as the members of CCM, may be deemed to beneficially own the shares underlying the Chardan Note held directly by CCM, representing approximately 2.1% of the Common Stock outstanding immediately after giving effect to such conversion. The business address of Chardan Quantum LLC is 17 State Street, New York, NY 10004.

(10)	According to a Schedule 13G filed with the SEC on February 16, 2024 by Funicular Funds, LP (the “Fund”) with respect to the shares beneficially owned and held by the Fund. The General Partner of the Fund is Cable Car Capital LLC (“Cable Car”). Jacob Ma-Weaver is the Managing Member of Cable Car and the ultimate individual responsible for directing the voting and disposition of shares held by the Fund. Cable Car, as the General Partner of the Fund, may be deemed the beneficial owner of all the shares owned by the Fund. Mr. Ma-Weaver, as the Managing Member of Cable Car, may be deemed the beneficial owner of all the shares owned by the Fund. The number of shares held by Funicular Funds, LP is reported as of February 16, 2024, as stated in the Schedule 13G. In addition, pursuant to the Funicular Purchase Agreement, at the Closing the Sponsor transferred 600,000 Founder Shares and 600,000 Private Warrants to the Fund. The address for the Fund and Cable Car is 2261 Market Street #4307, San Francisco, CA 94114.
(11)	According to a Schedule 13G filed with the SEC on November 8, 2021 by Dark Forest Capital Management LP, (the “Firm”), and Dark Forest Global Equity Master Fund LP (“Dark Forest Master”). The Firm and Dark Forest Master share voting and dispositive power with respect to all of the securities. The Firm, as the investment manager to Dark Forest Master, may be deemed to beneficially own these securities. Jacob Kline is the managing member of the general partner of the Firm and exercises investment discretion with respect to these securities. The number of shares held by Firm and Dark Forest Master is reported as of October 28, 2021, as stated in the Schedule 13G, which does not reflect any redemption of shares by Quantum in connection with extensions of the deadlines to complete its business combination or the business combination itself, or any other transactions after October 28, 2021. The address for the Firm and Dark Forest Master is 151 West Avenue, Darien, Connecticut 06820.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pre-Business Combination Quantum Related Person Transactions

On October 23, 2020, Quantum Ventures purchased 4,312,500 founder shares from Quantum for $25,000, or $0.006 per share. In January 2021, Quantum Ventures sold 813,500 founder shares to Chardan Quantum and 35,000 founder shares to each of its directors, in each case at the original price per share, resulting in Quantum Ventures holding a balance of 3,254,000 founder shares. We refer to these shares held by Quantum Ventures, Chardan Quantum, and Quantum’s officers and directors as “founder shares.” On February 4, 2021, Quantum effected a stock dividend of 718,750 shares with respect to its common stock, resulting in its initial stockholders holding an aggregate of 5,031,250 founder shares.

On February 9, 2021, Quantum Ventures purchased from Quantum 4,450,000 Private Warrants and Chardan Quantum purchased from Quantum 1,112,500 Private Warrants, in each case, at a price of $1.00 per warrant, for an aggregate purchase price of $5,562,500 in a private placement that closed simultaneously with the closing of Quantum’s IPO. Each Private Warrant is exercisable for one (1) share of Common Stock at an exercise price of $11.50 per share.

On February 12, 2021, the underwriters fully exercised their over-allotment option, resulting in Quantum Ventures purchasing an additional 472,500 Quantum Private Warrants from Quantum and Chardan Quantum purchasing an additional 118,125 Private Warrants from Quantum, in each case, at a price of $1.00 per warrant for an aggregate additional purchase price of $590,625. The Quantum Private Warrants are identical to the warrants sold as part of the public units in the IPO except that (i) each Private Warrant is exercisable for one share of Common Stock at an exercise price of $11.50 per share, and (ii) the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

Commencing on February 4, 2021 through the completion of its initial business combination, Quantum had agreed to pay to Quantum Ventures a fee of $10,000 per month for providing Quantum with office space and certain office and secretarial services. Quantum cancelled this agreement effective May 9, 2023.

In order to meet its working capital needs, Quantum’s initial stockholders, officers and directors and their respective affiliates may have, but were not obligated to, loan Quantum funds, from time to time or at any time, in whatever amount they deemed reasonable in their sole discretion. Each loan was evidenced by a promissory note. The notes would have either been paid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may have been converted upon consummation of Quantum’s business combination into additional Private Warrants to purchase shares of Common Stock at a conversion price of $1.00 per Private Warrant.

In October 2021, Quantum Ventures committed to provide us up to $2,000,000 in Working Capital Loans. In February 2022, Quantum Ventures committed to provide us up to an additional $1,000,000 for a total of $3,000,000 in Working Capital Loans. Refer to Note 5 of our financial statements.

On March 14, 2022, Quantum issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures as evidence of the working capital loans. The note bore no interest and was payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of Quantum’s initial business combination. The note was required to be repaid in cash at the closing of the Business Combination and was not convertible into Private Warrants. A principal balance of $480,000 had been advanced under the note. On February 9, 2024, upon the closing of the Business Combination, the unsecured promissory note, amont other indebtedness, was settled with the issuance of 2,000,000 shares described below.

In connection with the closing of the Business Combination the Company issued 2,000,000 shares of Common Stock to Qvent, LLC, an affiliate of Quantum Ventures, in settlement of an aggregate of $4,577,569 advanced to Quantum through the closing date of the Business Combination.

The holders of founder shares, as well as the holders of the Private Warrants (and all underlying securities), were entitled to registration and stockholder rights pursuant to a registration and stockholder rights agreement. The holders of a majority of these securities were entitled to make up to two demands that Quantum register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to Quantum’s consummation of a business combination. Notwithstanding the foregoing, Chardan Quantum may not exercise its demand and “piggyback” registration rights after February 4, 2026 and February 4, 2028, respectively, and may not exercise its demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Pre-Business Combination Wilson-Davis and AtlasClear Related Party Transactions

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

Post-Business Combination Related Party Transactions

On February 16, 2024, AtlasClear and Pacsquare entered into the Pacsquare Purchase Agreement, pursuant to which certain technology assets were transferred to AtlasClear. The purchase price for the assets was $4.8 million as follows: (i) $1.9 million, consisting of (A) $100,000 payable in a cash upon delivery of the source code and execution of the Pacsquare Purchase Agreement; (B) $850,000 payable in shares of Common Stock at a price of $6.00 per share; and (C) $950,000 to be paid in four monthly installments of $237,500, payable in cash or shares of Common Stock at the price per share on the day of issuance provided the On-line Account Application and Level one Trading Platform have been delivered, and final payment for this part of the software is dependent on connectivity to FIS at the sole discretion of AtlasClear and (ii) $2.9 million to be paid ratably on a module-by-module basis upon delivery and acceptance of each of the AtlasClear Platform modules. Following the Closing, Mr. Schaible, Executive Chairman of AtlasClear and Mr. Ridenhour, President and a director of AtlasClear, each have a less than 10% ownership interest in Atlas FinTech which, prior to the Business Combination, owned 50% of AtlasClear. Mr. McBey, Chief Executive Officer of AtlasClear Holdings and AtlasClear, also had a 50% ownership interest in AtlasClear prior to the Business Combination.

On August 9, 2024, Atlas FinTech and the Company entered into the Atlas FinTech Agreement pursuant to which the Company issued to Atlas FinTech 2,788,276 shares of Common Stock in settlement of $803,860 of expenses that were paid by Atlas FinTech in connection with a previous proposed business combination of Quantum.

The Company entered into a Registration Rights and Lock-Up Agreement with AtlasClear’s stockholders and Quantum Ventures, effective as of the closing of the Business Combination, pursuant to which the Company agreed, among other things, to provide the parties thereto customary demand, shelf and piggy-back rights on secondary offerings, subject to customary cut-back provisions and coordinated offerings. In connection therewith, the Company filed a resale shelf registration statement that was declared effective by the SEC (File No. 333-279390) and agreed to effect up to five underwritten offerings each expected to yield gross proceeds of more than $10 million.

Director Independence

The Board determined, based on information provided by each director concerning his background, employment and affiliations, that Thomas J. Hammond and Sandip I. Patel and Mark S. Smith, representing three of the Company’s six directors, do not have material relationships with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the NYSE American listing standards and the rules of the SEC relating to director independence requirements. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of the Company’s securities by non-employee directors and the transactions described above under the heading “Certain Relationships and Related Party Transactions” of this Transition Report.

Item 14. Principal Accountant Fees and Services

On February 15, 2024, Marcum LLP was dismissed as Quantum’s independent registered public accounting firm, as AtlasClear Holdings engaged Wilson-Davis’ auditor, Haynie & Company (“Haynie”), as its independent registered public accounting firm following the closing of the Business Combination. Since February 15, 2024, Haynie acts as our independent registered public accounting firm. The following is a summary of fees paid to Haynie for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of (i) Quantum’s financial statements for the year ended December 31, 2023 in the amount of $38,000, and (ii) the Company’s financial statements for the six months ended June 30, 2024 in the amount of $115,213.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Haynie for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and for the six months ended June 30, 2024.

Tax Fees. We did not pay Haynie for tax planning and tax advice for the year ended December 31, 2023 and the six months ended June 30, 2024.

All Other Fees. We did not pay Haynie for other services for the year ended December 31, 2023 and the six months ended June 30, 2024.

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

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this Transition Report.

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

4.2*	Description of Registrant’s Securities.

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

10.12#

AtlasClear Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.13#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.14

Source Code Purchase and Master Services Agreement, dated as of February 16, 2024, by and between Pacsquare Technologies LLC and AtlasClear, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-41956), filed with the SEC on April 16, 2024).

10.15

At-the-Market Agreement, dated as of July 31, 2024, between AtlasClear Holdings Corporation and Tau Investment Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on August 2, 2024).

19*	Insider Trading Policy.

21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001 41956), filed with the SEC on April 16, 2024).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Furnished herewith.
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

AtlasClear Holdings, Inc.

Date: October 15, 2024		/s/ Robert McBey
	Name:	Robert McBey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert McBey	Chief Executive Officer and Director	October 15, 2024
Robert McBey	(Principal Executive Officer)

/s/ Richard Barber	Chief Financial Officer	October 15, 2024
Richard Barber	(Principal Financial and Accounting Officer)

/s/ John Schaible	Executive Chairman	October 15, 2024
John Schaible

/s/ Craig Ridenhour	President and Director	October 15, 2024
Craig Ridenhour

/s/ Thomas J. Hammond	Director	October 15, 2024
Thomas J. Hammond

/s/ Sandip I. Patel	Director	October 15, 2024
Sandip I. Patel

/s/ Mark S. Smith	Director	October 15, 2024
Mark S. Smith