Form 10-Q
period 2024-09-30
AtlasClear Holdings, Inc.
filed 2024-11-15
CIK 1963088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 15, 2024, there were 23,275,171 shares of common stock, $0.0001 par value, issued and outstanding.

ATLASCLEAR HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2024	2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,817,398	$6,558,176
Cash segregated - customers	19,980,711	20,548,972
Cash segregated - PAB	768,767	200,738
Receivables - broker-dealers and clearing organizations	1,917,175	1,333,306
Receivables - customers, net	170,690	823,784
Other receivables	230,037	64,842
Prepaids	44,275	67,967
Trading securities, market value, net	55	55
Total Current Assets	29,929,108	29,597,840

Operating lease right to use lease asset	288,191	326,336
Property and equipment, net	11,511	16,080
Customer list, net	13,843,665	14,150,856
Goodwill	6,142,525	7,706,725
Pacsquare asset purchase	1,928,800	1,726,500
Cash deposits - broker-dealers and clearing organizations	3,515,000	3,515,000
Bank acquisition deposit	—	91,200
Other assets	336,017	336,017
TOTAL ASSETS	$55,994,817	$57,466,554

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Payables to customers	$20,009,873	$20,162,973
Accounts and payables to officers/directors	728,936	686,579
Accounts payable and accrued expenses	4,615,650	5,393,912
Payables - broker-dealers and clearing organizations	20,238	4,915
Commissions, payroll and payroll taxes	221,769	273,386
Current portion of lease liability	138,218	149,499
Stock payable	63,742	259,893
Promissory notes	852,968	852,968
Short-term merger financing, net	4,790,907	5,092,083
Contingent guarantee	—	3,256,863
Tau agreement liability	972,508	—
Subscription agreement	2,460,488	2,425,647
Stock payable – related party	55,087	55,087
Excise tax payable	2,067,572	2,067,572
Total Current Liabilities	36,997,956	40,681,377

Accrued contingent liability	100,000	100,000
Convertible notes, net	3,282,518	3,783,437
Secured convertible note, net	7,066,449	6,857,101
Long-term merger financing, net	7,708,615	7,606,561
Merger financing – convertible notes	2,985,237	—
Derivative liability – secured convertible note	89,535	—
Derivative liability – merger financing	176,239	—
Derivative liability - convertible notes	2,142,511	16,462,690
Derivative liability - Warrants	61,531	307,656
Earnout - liability	12,638,000	12,298,000
Deferred income tax liability	3,702,645	5,245,886
Subordinated borrowings	1,950,000	1,950,000
Trading account deposit	100,000	100,000
Long-term lease liability	155,616	182,729
TOTAL LIABILITIES	79,156,852	95,575,437

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,245,698 and 12,455,157 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively (excluding 1,029,473 shares issued under the Tau Agreement included in liabilities as of September 30, 2024)	2,225	1,246
Additional paid-in-capital	114,517,131	110,164,676
Stock subscription receivable	(154,619)	—
Accumulated Deficit	(137,526,772)	(148,274,805)
TOTAL STOCKHOLDERS’ DEFICIT	(23,162,035)	(38,108,883)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$55,994,817	$57,466,554

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2024	2023
REVENUES
Commissions	$1,383,828	$—
Vetting fees	365,383	—
Clearing fees	1,047,712	—
Net gain/(loss) on firm trading accounts	1,711	—
Other revenue	5,448	—
TOTAL REVENUES	2,804,082	—

EXPENSES
Compensation, payroll taxes and benefits	1,279,304	—
Data processing and clearing costs	611,646	—
Regulatory, professional fees and related expenses	1,095,819	640,813
Communications	152,754	—
Occupancy and equipment	54,004	—
Transfer fees	51,590	—
Bank charges	55,901	—
Intangible assets amortization	307,191	—
Other	136,975	—
TOTAL EXPENSES	3,745,184	640,813

LOSS FROM OPERATIONS	(941,102)	(640,813)

OTHER INCOME/(EXPENSE)
Interest income	606,758	722,390
Change in fair value of warrant liability derivative	246,125	(184,594)
Change in fair value of convertible note derivative	3,167,309	—
Change in fair value of long-term and short-term note derivative	11,152,870	—
Change in fair value of contingent guarantee	(839,775)	—
Change in fair value of non-redemption agreement	—	(11,759)
Change in fair value of secured convertible note	(89,535)	—
Change in fair value of merger financing	(63,195)	—
Change in fair value of earnout liability	(340,000)	—
Change in fair value of subscription agreement	(34,841)	—
Change in fair value of stock payable	196,151	—
Change in fair value of Tau agreement	(833,984)	—
Interest expense	(1,456,996)	—
TOTAL OTHER INCOME/(EXPENSE)	11,710,887	526,037

NET INCOME/(LOSS) BEFORE INCOME TAXES	10,769,785	(114,776)

Income tax (expense) benefit	(21,752)	(141,202)

NET INCOME/(LOSS)	$10,748,033	$(255,978)

Basic and diluted weighted average shares outstanding, redeemable common stock	—	5,205,217
Basic and diluted net income (loss) per share, redeemable common stock	$—	$(0.03)

Basic weighted average shares outstanding, non-redeemable common stock	15,384,357	5,031,250
Basic net income (loss) per share, non-redeemable common stock	$0.70	$(0.03)

Diluted weighted average shares outstanding, non-redeemable common stock	114,565,050	5,031,250
Diluted net income (loss) per share, non-redeemable common stock	$(0.00)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance — June 30, 2024	12,455,157	$1,246	$110,164,676	$—	$(148,274,805)	$(38,108,883)

Common stock issued to for consulting services	12,000	1	2,577	—	—	2,578

Shares issued as purchase consideration for the assets of Pacsquare	500,000	50	122,250	—	—	122,300

Shares issued as conversion of $325,000 in principle on convertible notes	1,769,122	177	324,823	—	—	325,000

Shares transferred by related parties as settlement for Company obligations under various financial instruments see Note 8	—	—	2,412,930	—	—	2,412,930

Shares issued as conversion of $359,896 in principal and $7,530 of interest on short-term merger financing notes	1,862,116	186	367,240	—	—	367,426

Shares issued to related party as settlement for $803,860 in related party payable.	2,788,276	279	803,581	—	—	803,860

Shares issued to as additional consideration for delayed payment on merger financing notes	76,000	8	16,332	—	—	16,340

Shares issued under Tau agreement settled through September 30, 2024	1,445,527	144	302,856	(154,619)	—	148,381

Shares issued for shares transferred by related party as repayment of shares transferred to cover Company obligations as noted above net of contributed capital for debt assumed (see Note 8)	1,337,500	134	(134)	—	—	—

Net loss	—	—	—	—	10,748,033	10,748,033

Balance — September 30, 2024 (unaudited)	22,245,698	$2,225	$114,517,131	$(154,619)	$(137,526,772)	$(23,162,035)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — June 30, 2023 (unaudited)	5,031,250	$503	$—	$(7,914,849)	$(7,914,346)

Accretion of Common Stock subject to Possible Redemption	—	—	—	(1,020,680)	(1,020,680)

Fair value of non-redemption agreement liability at issuance	—	—	—	(1,881,440)	(1,881,440)

Excise taxes related to redemptions	—	—	—	(42,865)	(42,865)

Net loss	—	—	—	(255,978)	(255,978)

Balance — September 30, 2023 (unaudited)	5,031,250	503	—	(11,115,812)	(11,115,309)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2024	2023

Net income (loss)	$10,748,033	$(255,978)
Adjustments to reconcile net income to net cash provided by operating activities:
Income earned on marketable securities held in trust account	—	(716,882)
Change in fair value of warrant liability derivative	(246,125)	184,594
Change in fair value of convertible note derivative	(3,167,309)	—
Change in fair value of long-term and short-term note derivative	(11,152,870)	—
Change in fair value of contingent guarantee	839,775	—
Change in fair value of non-redemption agreement	—	11,759
Change in fair value of secured convertible note	89,535	—
Change in fair value of merger financing	63,195	—
Change in fair value of earnout liability	340,000	—
Change in fair value of subscription agreement	34,841	—
Change in fair value of stock payable	(196,151)	—
Change in fair value of Tau agreement	833,984	—
Late fee paid in shares to sellers	16,340	—
Non-cash interest in expense on financial instruments	1,403,503	—
Realized gain on Tau agreement	30,562	—
Stock based compensation	2,578	—
Bank acquisition deposit write off	91,200	—
Depreciation expense	4,569	—
Amortization of intangibles	307,191	—
Allowance for bad debt	639	—
Net lease payments	(249)	—
Changes in operating assets and liabilities:
Receivables from brokers & dealers	(583,869)	—
Receivables from customers	652,455	—
Receivables from others	(57,235)	—
Advances & prepaid expenses	23,692	(18,750)
Other assets	—	(4,245)
Payables to customers	(153,100)	—
Payables to officers & directors	42,357	—
Payable to brokers & dealers	15,323	—
Accounts payable and accrued expenses	223,401	161,531
Commissions and payroll taxes payable	(51,617)	—
Deferred taxes	20,959	—
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	175,607	(637,971)

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(UNAUDITED)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of Pacsquare	(65,000)	—
Investment of cash into Trust Account	—	(495,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	—	359,897
Cash withdrawn from Trust Account in connection with redemption	—	4,286,537
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(65,000)	4,151,434

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	352,981
Proceeds from Tau agreement	148,383	—
Redemption of common stock	—	(4,286,537)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	148,383	(3,933,556)

NET INCREASE (DECREASE) IN CASH	258,990	(420,093)

CASH AT BEGINNING OF YEAR	27,307,886	1,132,900

CASH AT YEAR END	$27,566,876	$712,807

Supplemental cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Non-cash investing and financing activities:
Decrease in goodwill due to change in deferred tax liability	1,562,200	—
Initial shares issued under Tau agreement	441,524	—
Value of shares transferred by related parties to settle obligations	2,412,930	—
Shares issued to purchase Pacsquare and amounts included in accounts payable	137,300	—
Shares issued to related party for settlement of accounts payable	803,860	—
Receivable from shares advanced under Tau agreement	154,619	—
Shares issued for conversion on convertible notes	325,000	—
Shares issued for conversion of principal and interest on short-term note	367,426	—
Initial value of derivative included in merger financing	113,044	—
Accretion of common stock subject to possible redemption	—	1,020,680
Excise tax related to redemptions	—	42,865
Initial classification of non-redemption agreement liability	—	1,884,440

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

AtlasClear Holdings, Inc. (formerly known as Calculator New Pubco, Inc.) (the “Company” or “AtlasClear Holdings”) is a Delaware corporation and, prior to the Business Combination (defined below), was a direct, wholly-owned subsidiary of Quantum FinTech Acquisition Corporation (“Quantum”). Quantum was incorporated in Delaware on October 1, 2020. Quantum was a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

On February 9, 2024 (the “Closing Date”), the Company consummated the previously announced transactions pursuant to that certain Business Combination Agreement, dated November 16, 2022 (as amended, the “Business Combination Agreement”), by and among the Company, Quantum, Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of the registrant (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of the registrant (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey. The transactions consummated as a result of the Business Combination Agreement are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination (the “Closing”), the Company changed its name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.” As a result, the operation history of Quantum survived the merger. Pursuant to the Business Combination Agreement, AtlasClear received certain assets from Atlas FinTech and Atlas Financial Technologies Corp., a Delaware corporation, and (ii) Broker-Dealer Acquisition Agreement (as defined in the Business Combination Agreement), AtlasClear completed the acquisition of broker-dealer, Wilson-Davis & Co., Inc. (“Wilson-Davis”).

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

Wilson-Davis is a securities broker and dealer, dealing in over-the-counter and listed securities. Wilson-Davis is registered with the Securities and Exchange Commission (the “SEC”) and is a member of the Financial Industry Regulatory Authority.

Revenue is derived principally from Wilson-Davis’ operations in three areas: commission revenue, fee revenue and interest revenue.

Wilson-Davis has operations in Utah, Arizona, California, Colorado, Florida, New York, Oklahoma and Texas. Transactions for customers are principally in the states where the Company operates, however, some customers are located in other states in which the Company is registered. Principal trading activities are conducted with other broker dealers throughout the United States.

Going Concern

As of September 30, 2024, the Company had $6,817,398 in its operating bank accounts and working capital deficit of $7,068,848.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

Inflation Reduction Act of 2022

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. As such the Company has accrued for the estimated excise tax as a result of the redemptions that occurred after December 31, 2022. As of September 30, 2024 and June 30, 2024 the excise tax payable is $2,067,572. As of the date of filing the Company has not paid the excise tax as such the Company may be subject to interest and penalties as a result.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Transition Report on Form 10-KT, as filed with the SEC on October 16, 2024. The accompanying condensed balance sheet as of June 30, 2024 has been derived from the audited financial statements included in the Form 10-KT. The interim results for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending June 30, 2025 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Goodwill

We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates, and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. As a result of the Deferred tax the Goodwill balance was reduced by the benefit received. As of September 30, 2024, the fair value of goodwill was $6,142,525, as described in Note 10.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Intangible Assets

Developed technology and customer relationships are amortized using the straight-line method over the ten-year and twelve-year estimated useful lives of the assets, respectively. As of September 30, 2024, the carrying value of developed technology and customer list was $1,928,800 and $13,843,665, respectively, as described in Note 10 and Note 11.

Impairment of Long-lived and Intangible Assets

The Company had no impairment charges during the three-month periods ended September 30, 2024 and 2023.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants that do not meet all the criteria for equity classification are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the private warrants was estimated using a Black-Scholes model approach (see Note 14).

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

The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued and outstanding. For the three months ended September 30, 2024, the calculation excludes the dilutive impact of warrants because none would be issued under treasury method. The convertible financial instrument and other share obligations were included in the dilutive calculation under the as converted method, as such the number of shares were included as if the shares were issued on July 1, 2024 and the interest expense and the change in fair value associated with the financial instruments was adjusted from net income to determine the numerator and denominator.

For the three months ended September 30, 2023, the calculation excludes the dilutive impact of these instruments because the exercise of the warrants were contingent upon the occurrence of future events and inclusion would be antidilutive.

The following table reflects the calculation of basic net income (loss) per share of common stock (in dollars, except share amounts):

	Three Months Ended
	September 30, 2024	September 30, 2023
	Non-		Non-
	redeemable	Redeemable	redeemable
Basic net income (loss) per common stock
Numerator:
Allocation of net income, as adjusted	$10,748,033	$(130,164)	$(125,814)
Denominator:
Basic weighted average common stock outstanding	15,384,357	5,205,217	5,031,250
Basic net income per common stock	$0.70	$(0.03)	$(0.03)

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The following table reflects the calculation of diluted net income (loss) per share of common stock (in dollars, except share amounts):

	Three Months Ended
	September 30,2024	September 30,2023
	Non-		Non-
	redeemable	Redeemable	redeemable
Diluted net income (loss) per common stock
Numerator:
Allocation of net income,	$10,748,033	$(130,164)	$(125,814)
Change in fair value of financial instruments	(12,655,000)	—	—
Interest on dilutive instruments	1,419,843	—	—
Allocation of net income, as adjusted	$(487,124)	$(130,164)	$(125,814)
Denominator:
Dilutive weighted average common stock outstanding	15,384,357	5,205,217	5,031,250
If converted shares	99,180,693	—	—
	114,565,050	5,205,217	5,031,250
Diluted net income (loss) per common stock	$(0.00)	$(0.03)	$(0.03)

Below is a summary of the dilutive instruments as of September 30, 2024 and 2023:

Description	September 30, 2024	September 30, 2023
Short Term Notes	49,050,804	—
Convertible notes	19,263,975
Secured convertible note	26,202,298	—
Subscription agreement	2,818,665	—
Tau agreement	1,253,514
Stock payable	250,000
Promissory note	341,437	—
Total Shares issuable under Convertible Note obligations – if converted total dilutive	99,180,693	—

Public Warrants	10,062,500	10,062,500
Private Warrants	5,553,125	6,153,125
Secured convertible note warrants	600,000	—
Total excluded under treasury method – out of the money	16,215,625	16,215,625

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. CASH SEGREGATED IN ACCORDANCE WITH FEDERAL REGULATIONS

Wilson-Davis is required by Rule 15c3-3 of the SEC to maintain a cash reserve with respect to customers’ transactions and credit balances, on a settlement date basis. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of September 30, 2024, was calculated to be $18,830,537. Wilson-Davis had $19,667,586 cash which was $837,049 more than the amount required. On October 1, 2024, Wilson-Davis withdrew $337,049 from the reserve account in accordance with the rule, which resulted in an excess of $500,000.

Wilson-Davis is required by Rule 15c3-3 of the SEC to maintain a cash reserve with respect to broker-dealer transactions and credit balances. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of September 30, 2024, was calculated to be $100,000. Wilson-Davis had $200,000 cash on deposit in the reserve account, which was $100,000 more than the amount required.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 4. NET CAPITAL REQUIREMENTS

As a broker-dealer, Wilson-Davis is subject to the uniform net capital rule adopted and administered by the SEC. The rule requires maintenance of minimum net capital and prohibits a broker-dealer from engaging in securities transactions at a time when its net capital falls below minimum requirements, as those terms are defined by the rule. Under the alternative method permitted by this rule, net capital shall not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. Also, Wilson-Davis has a minimum requirement based upon the number of securities markets that it maintains. On September 30, 2024, Wilson-Davis’s net capital was $10,449,178, which was $10,199,178 in excess of the minimum required.

NOTE 5 – CASH AND RESTRICTED CASH

Reconciliation of cash and restricted cash as shown in the condensed statements of cash flows is presented in the table below:

For the Three Months
Ended
September 30, 2024
Cash and cash equivalents	$6,817,398
Cash segregated - customers	19,980,711
Cash segregated - PAB	768,767
Total cash and restricted cash shown in the statement of cash flows.	$27,566,876

NOTE 6 – CUSTOMER RECEIVABLE AND PAYABLES

Accounts receivable from and payable to customers at September 30, 2024, include cash and margin accounts. Securities owned by customers are held as collateral for any unpaid amounts. Such collateral is not reflected in the financial statements. The Company provides an allowance for doubtful accounts, as needed, for accounts in which collection is uncertain. Management periodically evaluates each account on a case-by-case basis to determine impairment. Accounts that are deemed uncollectible are written off to bad debt expense. Bad debt expense net of bad debt recoveries and trading error adjustments for the three-month period ended September 30, 2024 was $639 and $15,000 for the transition period ended June 30, 2024.

NOTE 7 – PROPERTY AND EQUIPMENT

Depreciation expense for the three-month period ended September 30, 2024, was $4,569. The Company acquired the below on February 9, 2024, in connection with the acquisition of Wilson-Davis, see Note 10 for further detail. Property and equipment are summarized by major classifications as follows:

September 30, 2024
Equipment	$150,202
Leasehold improvements	89,087
Software	85,042
Furniture and fixtures	51,717
376,048
Less: Accumulated depreciation and Amortization	(364,537)
$11,511

NOTE 8. RELATED PARTY TRANSACTIONS

Related Party Share Issuance/Transfers

Quantum Ventures LLC (“Quantum Ventures” or the “Sponsor”) and AtlasFinTech transferred 1,558,923 and 991,665 shares, respectively for total contributed shares of 2,550,588 shares recorded as contributed capital for $2,412,930. The Company recorded contributed capital for the value of the liabilities settled with their personal shareholding. The contributed capital recognized was $21,299 in interest paid in shares for Promissory Notes, $217,397 in interest paid in shares for Secured Convertible Note, $400,000 of Principal converted under the Chardan convertible note along with $212,803 in interest paid in shares for the Chardan convertible note, $351,141 in interest paid in shares for Short and long term Notes and $1,210,290 for payment in shares under the contingent obligation to sellers.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

On August 9, 2024, the Company entered into a Satisfaction of Discharge of indebtedness agreement with Atlas FinTech. Pursuant to the agreement the Company issued 2,788,276 shares in satisfaction of $803,860 included in accounts payable. In addition, the Company issued 1,337,500 shares as reimbursement for 991,665 shares that were transferred by AtlasFinTech, as stated above, to satisfy the Company requirements to pay interest on various loans with unrestricted shares. As such a total of 4,125,776 shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) were transferred to Atlas FinTech in satisfaction.

Advances from Related Parties

Atlas FinTech, a related party and shareholder, incurred expenditures of $803,860 in connection with the business combination. The amount is included in account payable and accrued liabilities as of June 30, 2024. On August 9, 2024 the Company issued 2,788,276 shares to Atlas FinTech as full settlement of this payable as described above.

On May 9, 2024, Quantum Ventures, a related party transferred 56,073 shares to pay for the $47,750 of interest in connection with the short term sellers notes. The shares are to be reissued at a 13% interest rate, as such a payable of $55,087 was accrued.

NOTE 9. NOTES PAYABLE AND COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company filed a registration statement on Form S-1 to register the resale of up to 77,577,099 shares of Common Stock by the selling stockholders named in the registration statement, which became effective on August 14, 2024. The Company will not receive any of the proceeds from these sales.

Business Combination Marketing Agreement

In connection with the Closing on February 9, 2024, the Company and Chardan agreed that the fee, in the amount of $7,043,750, payable by the Company to Chardan upon the Closing pursuant to the terms of the business combination marketing agreement entered into in connection with Quantum’s initial public offering, would be waived in exchange for the issuance by the Company to Chardan of a convertible promissory note in the aggregate principal amount of $4,150,000. Such note (the “Original Chardan Note”) was issued by the Company at the Closing. Under ASC 815 the conversion feature was bifurcated resulting in a conversion liability of $404,483 at issuance.

During the three-month period ended September 30, 2024, the Company received conversion notices for an aggregate principal amount of $725,000, and received a total of 2,263,031 shares of Common Stock, of which 366,750 were registered shares transferred from Quantum Ventures and 127,159 were registered shares transferred from Atlas FinTech, (see Note 8 above), and 1,769,122 were newly issued registered shares. During the three-month period ended September 30, 2024, the Company recognized $137,872 in interest expense on the principal and $86,209 of interest related to the amortization of the debt discount created with the derivative liability. During the three-month period ended September 30, 2024, Quantum Ventures transferred 145,606 and Atlas fintech transferred 52,590 registered shares to pay for accrued interest of $212,803. As of September 30, 2024, the principal balance on the note is $3,425,000 and $137,872 in accrued interest net of $280,355 of unamortized debt discount for total carrying balance of $3,282,518. See Note 14 for additional information on the fair value and change in fair value related to the derivative.

The Original Chardan Note had a stated maturity date of February 9, 2028. Interest accrued at a rate per annum equal to 13%, and was payable quarterly on the first day of each calendar quarter. On each interest payment date, the accrued and unpaid interest was to be, at the election of the Company, either paid in cash or, subject to the satisfaction of certain conditions, in shares of Common Stock, at a rate equal to 85% of the VWAP for the trading day immediately prior to the applicable interest payment date. The Chardan Note was convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at a conversion price equal to 85% of the VWAP of the Common Stock for the trading day immediately preceding the applicable conversion date. In addition, on each conversion date the Company was required to pay to Chardan in cash (or, at the Company’s option and subject to certain conditions, a combination of cash and Common Stock) all accrued interest on the Original Chardan Note and all interest that would have otherwise been accrued on the amount of the Original Chardan Note being converted if such converted amount would be held to three years after the applicable conversion date. Conversion of the Original Chardan Note, including the issuance of shares to pay interest thereon, was limited to the extent that such conversion would result in Chardan (together with its affiliates and any other persons acting as a group

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

together with Chardan or its affiliates) beneficially owning in excess of 9.99% of the outstanding shares of Common Stock outstanding immediately prior to such conversion. The conversion price applicable to the Original Chardan Note was subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and was subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for, Common Stock at a price below the then-applicable conversion price (subject to certain exceptions). The Original Chardan Note was subject to a demand for immediate repayment in cash upon the occurrence of certain events of default specified therein.

Also on February 9, 2024, the Company entered into a registration rights agreement with Chardan (the “Chardan Registration Rights Agreement”), pursuant to which the Company agreed, among other things, to file with the SEC within 45 days after the Closing Date a registration statement registering the resale of the shares of Common Stock issuable upon exercise of the Original Chardan Note and to use its reasonable best efforts to have such registration statement declared effective as soon as possible after filing. If the registration statement was not filed within 45 days after the Closing or was not effective within a specified period after the Closing (or if effectiveness is subsequently suspended or terminated for at least 15 days, subject to certain exceptions), then the interest rate of the Original Chardan Note increased by 2% for each week that such event continued. The Chardan Registration Rights Agreement also provided that the Company was obligated to file additional registration statements under certain circumstances, and provided Chardan with customary “piggyback” registration rights.

On May 7, 2024, Chardan Capital Markets LLC (“Chardan”) filed a complaint in the Court of Chancery of the State of Delaware in an action entitled Chardan Capital Markets LLC v. AtlasClear Holdings, Inc., C.A. No. 2024-0480-LWW, for alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and specific performance, alleging that the Company breached the Chardan Registration Rights Agreement, by failing to file a registration statement with the SEC to permit the public resale of certain registerable securities in an amount sufficient to cover the Original Chardan Note. Chardan alleged that the Company’s failure to file the registration statement left Chardan without the ability to convert and sell shares of the Company’s Common Stock as allowed for under the Original Chardan Note.

On October 23, 2024, the Company, Quantum Ventures, Chardan and Chardan Quantum LLC entered into an agreement pursuant to which they settled the claim referenced above, and any and all related claims (the “Settlement Agreement”). In connection with the Settlement Agreement, Chardan exchanged the Original Chardan Note for an amended non-interest bearing, convertible note in the aggregate principal amount of $5,209,764 (as amended the “Chardan Note”). While the Chardan Note does not bear interest, it can be converted from time to time by Chardan into shares of Common Stock, on terms substantially similar to the conversion provisions in the Original Chardan Note, and any remaining outstanding principal is to be repaid in full on the same maturity date as the Original Chardan Note. (see Note 15 Subsequent Events for additional information).

Expense Settlements

●	Carriage House Capital, Inc. – up to 350,000 shares of Common Stock that were issued, or may become issuable, to Carriage House Capital, Inc. (“Carriage”), pursuant to the Consulting Agreement, dated as of February 19, 2024, between Carriage and the Company (the “Carriage Agreement”), as partial consideration for consulting services rendered to the Company, at the price per share of $4.98 on the day of issuance. The total consideration due under the Consulting Agreement is 350,000 shares of Common Stock, 100,007 shares of which were due upon signing of the contract and 27,777 shares of which are due in months four through twelve from the date of signing. On February 9, 2024, 100,000 shares were issued, and were valued at $4.98 per share as agreed upon consideration. The Stock payable for the remaining 250,000 shares was valued at $1,244,965 and recorded as a stock payable. As of September 30, 2024 and June 30, 2024 the fair value of the 250,000 stock payable was $63,742 and $259,893, respectively. The shares were valued at the closing price of the ATCH trading shares on September 30, 2024 and June 30, 2024 using a level 1 measurements. As a result, the company recognized $196,150 in the change in fair value related to the Stock Payable during the three-months period ended September 30, 2024.
●	Interest Solutions, LLC – 144,454 shares of Common Stock that may become issuable to Interest Solutions, LLC (“Interest Solutions”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $2.00. Accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three-month period ended September 30,

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

2024 the company recognized $9,011 in interest expenses and the Quantum Ventures transferred 4,457 registered shares to pay for $9,011 in accrued interest. As of September 30, 2024 and June 30, 2024, there is $288,908 and $288,908 included in Promissory note payable.
●	JonesTrading Institutional Services LLC – up to 196,983 shares of Common Stock that may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $2.00. Accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three-month period ended September 30, 2024 the Company recognized $12,288 in interest expenses and the Quantum Ventures transferred 6,077 registered shares to pay for $12,288 in accrued interest. As of September 30, 2024 and June 30, 2024, there is $393,966 and $393,966 included in Promissory note payable.
●	Toppan Merrill LLC – the Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note is February 8, 2026 and the note accrues interest at a rate of 13% per annum. The principal and interest payments due under the note is not payable in shares of Common Stock. As of September 30, 2024 and June 30, 2024, there was $170,094 and $170,094, respectively, included in Promissory note payable.
●	Winston & Strawn LLP – up to $2,500,000 in shares of Common Stock that may become issuable to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”). Pursuant to the Winston Agreement, the Company may issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. As of September 30, 2024 and June 30, 2024, the amount is included in Subscription agreement as an liability of $2,460,488 and $2,425,647, respectively. Due to the nature of the settlement terms, the subreption agreement was deemed to be a derivative liability to the Company as of June 30, 2024 under ASC 480. Change in fair value of the subscription agreement are measured at each reporting period with change reported in earnings. See valuation approach and further disclosure on Note 15.
●	Lead Nectar – up to 12,000 shares of Common Stock that may become issuable to Lead Nectar in lieu of payment for internet marketing services the fair value of the shares at grant date was $2,578.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

As of September 30, 2024, the company recognized $246,660 in interest expense on the principal and $180,085 of interest related to the amortization of the debt discount described above. As of September 30, 2024, the carrying value of the notes is $7,066,449, net of discount of $791,581. During the three month period the Quantum Ventures transferred 368,004 registered shares to pay for accrued interest of $217,373.

As a result of the Company’s lack of authorized shares to satisfy its share obligations, the note now falls under ASC 815 and is required to be accounted for at fair value with change in fair value recorded in the statement of operations. See valuation approach and further disclosure on Note 14.

Sellers Note

As a result of the acquisition of Wilson-Davis the company issued (i) $5,000,000 in aggregate principal amount of notes due 90 days after the Closing Date (the “Short-Term Notes”) and (ii) $7,971,000 in aggregate principal amount of notes due 24 months after the Closing Date (the “Long-Term Notes” and, together with the Short-Term Notes, the “Seller Notes”). The Short-Term Notes accrue interest at a rate of 9% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, cash), and are convertible at the option of the holder at any time during the continuance of an event of default, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion. The Long-Term Notes accrue interest at a rate of 13% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, in cash), and are convertible at the option of the holder at any time commencing six months after the Closing Date, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion (or 85% if an event of default occurs and is continuing).

During the three-month ended September 30, 2024, the Company received conversion notice for a total $359,896 in short term loan principal and $7,530 of short term loan interest, receiving a total of 1,862,116 shares of common stock newly issued registered shares. During the three-months ended September 30, 2024, the company recognized $158,333 in interest expense on the short-term principal, $259,063 in interest expense on the long-term principal and $99,890 of interest related to the amortization of the debt discount on long-term loan created with the derivative liability. During the three month period the Quantum Ventures transferred 368,004 registered shares to pay for accrued interest of $92,083 on short-term loan and $259,058 on long-term loan. As of September 30, 2024 the Principal balance on the short-term loan is $4,640,104 and $150,803 in accrued interest net of $0 of unamortized debt discount for total carrying balance of $4,790,907 in short-term loans. As of September 30, 2024 the Principal balance on the long-term loan is $7,971,197 and $259,064 in accrued interest net of $521,646 of unamortized debt discount for total carrying balance of $7,708,615 in long-term loans.

Contingent Guarantee

In connection with the acquisition of Wilson-Davis, Founder shares were transferred to cover a cash deficit of $6,000,000. The share have a make-whole provision that require to be accounted for under ASC 480. The Company has valued the obligation as of June 30, 2024 of $3,256,863 based on the cash value that would need to be renumerated by the Company. The value of the cash that would be paid was deemed to be the fair value of the contingent guarantee. The Company analyzed the public sales of the shares transferred to determine the amount of cash recovered less the $4,000,000 contingent guarantee resulting in a liability due of $3,256,863. As of February 9, 2024 the 885,010 shares transferred by the Founder were valued at $8,850,100 which was greater than the $4,000,000 guaranteed value as such the value of the guarantee was deemed to be zero on February 9, 2024. As a result of the decrease in stock prices through June 30, 2024 the Sellers have recovered $743,137 in cash through sales of the shares transferred resulting in the value of the liability as of June 30, 2024 to be $3,256,863.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

During the three-month period ended September 30, 2024, the Atlas FinTech agreed to transfer 1,234,990 in registered shares to the sellers under the contingent guarantee, resulting in a reduction in the contingent guarantee of $1,210,290 based on the fair value of the shares transferred on the transfer date.

On August 9, 2024, the Company entered into an agreement to modify the terms of the contingent guarantee where the Company agreed to enter into a convertible note on the amount that has not yet been recovered through share issuances of $2,886,347 plus a 5% convenience fee applied resulting in the Company issuing a convertible note of $3,030,665. This Convertible Promissory Note (this “Merger Financing”) is being issued pursuant to that certain Post-Closing Agreement dated effective August 9, 2024 (the “Agreement”), by and between the Company and the former stockholders of Wilson-Davis, to address the remaining Gross Proceeds Shortfall that cannot be remedied by the transfer of Additional Shares. Capitalized terms used but not defined herein shall have the meanings given to them in the Stock Purchase Agreement, as defined in the Agreement. The note was analyzed under ASC 480 and ASC 815, as a result of the Company not having sufficient shares authorized to settled the convertible note, the Merger Financing note falls under ASC 815.

Under ASC 815 the conversion feature was bifurcated resulting in a conversion liability of $113,044 for the Merger Financing and at issuance. As of September 30, 2024, the Company recognized $56,909 in interest expense on the principal and $10,707 of interest related to the amortization of the debt discount created with the derivative liability. See Note 14 for additional information on the fair value of the derivative.

Tau Agreement - ELOC

On July 31, 2024, the Company and Tau Investment Partners LLC (“Tau”) entered into an at-the-market agreement (the “ELOC”). Pursuant to the ELOC, upon the terms of and subject to the satisfaction of certain conditions, the Company has the right from time to time at its option to direct Tau to purchase up to a specified maximum amount of shares of the Common Stock, up to a maximum aggregate purchase price of $10 million (the “Aggregate Limit”), over a 24-month term commencing on the date of the ELOC. The Company may request, on dates determined by it, individual advances up to the greater of 100,000 shares or such amount as is equal to 50% of the average daily volume traded of the Common Stock during the 30 trading days immediately prior to the date the Company requests each advance, subject to the Aggregate Limit. Any such advance will reduce amounts that the Company can request for future advances and draw downs. The purchase price payable for the shares sold pursuant to any advance will be equal to 97% of the lowest volume weighted average price of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice. Tau’s obligation to purchase the shares the Company requests to sell pursuant to any advance is conditioned upon, in addition to certain other customary closing conditions, the continued effectiveness of a registration statement pursuant to which Tau may freely sell the shares to be received.

The issuance and sale of the shares of Common Stock pursuant to the ELOC will be exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof. The Company has agreed to file a registration statement with the Securities and Exchange Commission for the resale by Tau of at least 10,000,000 shares of Common Stock (the “Commitment Amount”).

The Company will sell to the Investor the Common Stock at a Purchase Price equal to 97% of the lowest VWAP of the Common Stock during a pricing period of 3 consecutive trading days commencing on the trading day the Advance Notice is received by the Investor. If the VWAP on any trading day during a pricing period under is below a minimum price set by the Company in connection with each Advance Notice (the “MAP”) then for each such trading day (i) the requested Advance amount shall automatically be reduced by an amount equal to 33% of the original requested Advance amount and (ii) such day shall not be factored into the determination of the Market Price.

The Company analyzed both the Commitment Amount and the Commitment fee under ASC 480 and ASC 815. The Commitment Amount is classified as a liability and is initially measured at fair value. The Commitment Amount is subsequently measured at fair value at each reporting period with subsequent changes in fair value recorded in earnings. ASC 815-40-35-8 through 35-9 require an issuer to reassess the classification of both freestanding equity contracts and embedded equity features at each balance sheet date. If the classification changes because of events occurring during the reporting period, the instrument is reclassified as of the date of the event that caused the reclassification.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

As consideration the Company will issue to the Investor a fee equal to 1.25% of the Commitment Amount (the “Commitment Fee”) due in shares upon closing based on the closing price on the day prior to approval of the S-1. As the Commitment Fee is a variable share obligation within the scope of ASC 480, it must be initially and subsequently measured at fair value through earnings at each reporting period.

When estimating the fair value, the Company has followed the guidance in ASC 820 Fair Value Measurement.

As both the Commitment Amount and Commitment Fee were issued in a single transaction and are both remeasured to fair value through earnings in each subsequent reporting period, the proceeds received should be allocated to each freestanding financial instrument on a relative fair value basis. As such, as of September 30, 2024 the Company requested advance notices for a total of $441,524 which resulted in approximately 2,310,000 shares to be issued. The Company recorded the initial fair value of the Commitment Amount at $391,017 and the Commitment Fee at $50,506 for total receivable under the ELOC of $441,524. The receivable under the Commitment Amount for the advances is $169,084 as of September 30, 2024.

The Company then recognized a day one charge to earning to record the Commitment Amount and the Commitment Fee at fair value at issuance of $575,136 and $74,289 reflecting an initial fair value of $966,153 for the Commitment Amount and $124,796 for the Commitment Fee liability.

Tau sold and settled 1,445,527 of the shares which were issued under the ELOC resulting in realized sale of $303,001, Tau purchased the shares for $272,440 resulting in a realized gain to the Company of $30,562. As a result, the Company has a subscription receivable of $154,619 and received $148,382 in cash proceeds under the ELOC.

There are 864,473 shares which have not yet been settled which were fair valued as of September 30, 2024 resulting in a change in the fair value of the Commitment amount of $229,407 and a change in the fair value of the Commitment fee of $44,848. See Note 14 for additional information regarding the fair value method and related disclosures. See foot Note 14 for additional disclosures.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 10. ACQUISITION OF WILSON-DAVIS

Prior to the Closing, AtlasClear and the Company entered into two amendments to the Broker-Dealer Acquisition Agreement with Wilson-Davis and the then-owners of Wilson-Davis.

As a result of the closing of the business combination the Company allocated the purchase price with the acquisition of Wilson-Davis under the acquisition method of accounting. The final allocation of the purchase consideration for the Mergers will be determined after the completion of a thorough analysis to determine the fair value of all assets acquired and liabilities assumed, but in no event later than one year following the completion of the Mergers. During the quarter ended the Company revised the deferred tax liabilities that resulted from the business combination, thus reducing the goodwill value.

As such the allocation of the purchase price is revised as follows:

Cash paid to Wilson-Davis shareholders	$8,092,569
Short-term notes	5,000,000
Long-term notes	7,971,197
Value of shares transferred from sponsor	6,000,000
Total consideration paid	27,063,766

Allocated to:
Cash	$11,333,271
Cash segregated	22,000,605
Receivables	4,065,148
Trading Securities, market value	6,875
Prepaid Income Tax	201,125
Accounts payable, accrued expenses and other current liabilities	(28,045,034)
Current portion of lease liability	(161,212)
Property and equipment	23,645
Cash deposit BDs and Clearing Organizations	3,536,664
Operating Lease Right-to-Use Lease Assets	395,063
Other Assets	385,058
Stock loan	(1,431,068)
Long-term Lease liability	(239,629)
Subordinated Borrowing	(1,950,000)
Deferred tax liability	(3,724,270)
Trading Account deposit	(100,000)
Net assets acquired	6,296,241
Excess of purchase price over net liabilities assumed before allocation to identifiable intangible assets and goodwill	$20,767,525

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

initial determination that approximately $20.77 million of the excess of the purchase price over the net assets acquired should be allocated to identifiable intangible assets.

		Estimated
		Useful Life
	Amount	(Years)
Customer Lists (a)	$14,625,000	12
Excess of purchase price	20,767,525	—
Goodwill	$6,142,525	—
(a)	The Wilson-Davis customer relationships were valued using the Multi-Period Excess Earnings Method (“MPEEM”). The MPEEM reflects the present value of the operating cash flows generated by existing customer relationships after taking into account the cost to realize the revenue and an appropriate discount rate to reflect the time value and risk associated with the cash flows.

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of Wilson-Davis operations and AtlasClear Holdings’ operations, as though the acquisition of Wilson-Davis had been completed as of the beginning of fiscal 2023. The pro forma financial information for the three months ended September 30, 2023 combines our results for these periods with that of AtlasClear Holdings’ results for the three months ended September 30, 2023.

The following table summarizes the unaudited pro forma financial information:

September 30, 2023
Total revenue	$1,834,164
Net loss	$(1,575,799)

Weighted average shares
Basic	11,801,759
Net loss per shares:
Basic	$(0.13)
Weighted average shares
Diluted	11,801,759
Net loss per shares:
Diluted	$(0.13)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2023. The financial information for the periods presented above includes pro forma adjustments as follows:

September 30, 2023
Transaction cost	$—
Amortization of intangibles	$(307,192)
Interest earned on investments held in trust	$(722,390)

NOTE 11. INTANGIBLE ASSETS

Pacsquare Purchase Agreement

Pursuant to the transactions contemplated by a letter of intent, on February 16, 2024, AtlasClear and Pacsquare entered into a Source Code Purchase Agreement and Master Services Agreement (the “Pacsquare Purchase Agreement”), pursuant to which AtlasClear acquired the AtlasClear Platform. Pursuant to the Pacsquare Purchase Agreement, Pacsquare will develop, implement and launch the AtlasClear Platform and provide maintenance and support services as described in the agreement. The Pacsquare Purchase Agreement

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

provides that Pacsquare will develop and deliver to AtlasClear the Level 1 equities trading platform and that it will develop and deliver all modules of the clearing platform within 12 months of signing the Pacsquare Purchase Agreement. AtlasClear owns all the intellectual property relating to the AtlasClear Platform, including the software and source code. The Pacsquare Purchase Agreement also granted AtlasClear a right of first refusal to any products or services that relate to trading, settlement, clearance or any other business of AtlasClear that Pacsquare proposes to offer to other persons. The purchase price for the assets was $4.8 million as follows: (i) $1.9 million, consisting of (A) $100,000 payable in a cash upon delivery of the source code and execution of the Pacsquare Purchase Agreement; (B) $850,000 payable in shares of Common Stock at a price of $6.00 per share; and (C) $950,000 to be paid in four monthly installments of $237,500, payable in shares of Common Stock at the price per share on the day of issuance and (ii) $2.7 million to be paid ratably on a module-by-module basis upon delivery and acceptance of each of the AtlasClear Platform modules. AtlasClear has sole discretion to determine whether any of the foregoing payments will be made in cash or shares of Common Stock. As of June 30, 2024, the Company has issued 336,000 shares of Common Stock 141,667 of which were valued at $6 per share as per agreed upon terms and 194,333 valued at $1.50 per share based on the fair value of common stock on March 12, 2024 the date the share were issued to Pacsquare pursuant to the terms of the Pacsquare Purchase Agreement and paid $500,000 in cash and accrued $85,000 in accounts payable for total carrying value of $1,726,500. During the three months ended September 30, 2024 the Company issued 500,000 shares valued at $122,300 on issuance date to Pacsquare as additional consideration towards the AtlasClear platform and accrued and additional $15,000 in accrued invoices received bringing the balance to $1,928,800 as of September 30, 2024. The AtlasClear platform is not yet in use as such amortization has not yet commenced. The Company anticipates commencing amortization during the quarter ended December 31, 2024.

Intangible Assets of the company at September 30, 2024, are summarized as follows:

		September 30, 2024
			Accumulated	Impairment
	Est useful life	Cost	Amortization	of Asset	Net

Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Pacsquare assets – Proprietary Software	10 years	1,928,800	—	—	1,928,800
Customer Lists	12 years	14,625,000	(781,335)	—	13,843,665
Intangible Assets		$22,696,325	$(781,335)	$(17,845,813)	$21,914,990

Below is a summary of the amortization of intangible assets for the next five years:

Fiscal Year	Amount
June 30, 2025	$911,558
June 30, 2026	1,411,630
June 30, 2027	1,411,630
June 30, 2028	1,414,970
June 30, 2029	1,411,630
Thereafter	9,211,047

NOTE 12. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2024 and June 30, 2024, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2024 and June 30, 2024, there were 22,245,698 and 12,277,759, respectively. As of September 30, 2024 1,029,473 shares of common stock, which are considered liability under ASC 815, were issued under the Tau agreement as such they are issued but not outstanding. Refer to Note 9 Tau Agreement for further information. In additional the Company does not currently have sufficient shares authorized to issue shares under various convertible note agreements, see Note 2 Net (loss) income for common stock disclosure for additional detail.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The Common Stock commenced trading on the NYSE American LLC (“NYSE”) under the symbol “ATCH” on February 12, 2024. AtlasClear Holdings’ warrants commenced trading on the over-the-counter market (the “OTC”) under the symbol “ATCH WS” on February 12, 2024.

NOTE 13. WARRANTS

As of September 30, 2024 and June 30, 2024, there are 20,125,000 Public Warrants outstanding, each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share, that are classified and accounted for as equity instruments. The Public Warrants are now exercisable.

As of September 30, 2024 and June 30, 2024, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

NOTE 14. FAIR VALUE MEASUREMENTS

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and June 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	June 30,
Description	Level	2024	2024

Liabilities:
Subscription agreement	3	$2,460,488	$2,425,647
Contingent Guarantee	3	$—	$3,256,863
Warrant liability – Private Warrants	3	$61,531	$307,656
Earnout liability	3	$12,638,000	$12,298,000
Convertible notes derivative	3	$2,142,511	$16,462,690
Merger financing derivative	3	$176,239	—
Secured convertible derivative	3	$89,535	—
Tau agreement	3	$972,508	$—

Subscription Agreement

On February 9, 2024, the Registrant entered into a Subscription Agreement and Discharge Agreement with Winston & Strawn LLP (“Winston”) Calculator New Pubco, Inc. and Quantum, as described in Note 9.

The Subscription Agreement is considered a variable-share obligation under ASC Topic 480 (“Distinguishing Liabilities from Equity”). The Subscription Agreement meets the requirements for classification under ASC 480 and as a result is required to be accounted for as a liability under ASC 480 and is presented as such on the Condensed Consolidated Balance Sheets. The Company will record a change in fair value on each reporting period until settlement in its Condensed Consolidated Statement of Operations. See Note 9 for further discussion.

The key inputs into the Monte Carlo model for the Subscription Agreement were as follows:

	June 30,	June 30,
Input	2024	2024
Market price of public shares	$0.21	$1.04
Equity volatility	34.4%	26.2%
Risk-free rate	4.01%	5.05%

Contingent Guarantee

In connection with the acquisition of Wilson-Davis, Founder shares were transferred to cover a cash deficit of $6,000,000. The share have a make-whole provision that require to be accounted for under ASC 480. The Company has valued the obligation as of June 30, 2024 of $3,256,863 based on the cash value that would need to be renumerated by the Company. The value of the cash that would be paid was deemed to be the fair value of the contingent guarantee. The Company issued shares valued at $1,210,290 during the three months ended September 30, 2024 and based on the value of shares sold as of August 8, 2024 the Company was obligated to repay $2,886,347 under the contingent guarantee, resulting in a change in fair value of $839,775. On August 9, 2024 the Company issued convertible note to modify the repayment conditions, resulting in the extinguishment of the contingent liability and recognizing the fair value of the convertible note agreement referred to as Merger financing, see Note 9 for further discussion and below.

Warrant Liability

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statements of operations. See Note 13 for further discussion.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

	June 30,	June 30,
Input	2024	2024
Market price of public shares	$0.21	$1.04
Risk-free rate	3.52%	4.27%
Dividend yield	0.00%	0.00%
Volatility	87.4%	58.7%
Exercise price	$11.50	$11.50
Effective expiration date	February 2029	February 2029

Earnout Liability

The Earnout liability was, initially as of February 9, 2024, valued using a Monte Carlo simulation to determine if and when the revenue hurdles would be achieved. The revenue volatility and revenue to equity correlation was based upon the same guideline public companies. The Monte Carlo simulation was performed simultaneously on both the share price and revenue to account for the correlation between revenue and equity.

The key inputs into the Monte Carlo model for the Earnout liability were as follows:

	September 30,	June 30,
Input	2024	2024
Market price of public shares	$0.21	$1.04
Revenue volatility	15.00%	15.00%
Discount factor for revenue	9.61%	9.69%

Convertible Note Derivatives

The Conversion derivative, associated with Short-term notes, Long-Term notes, and the Original Chardan Note was accounted for as a liability in accordance with ASC 815-40. The Conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Conversion derivative liability in the consolidated statements of operations. The Convertible note derivative is made up of the fair value of the embedded conversion option included in the Short-term notes, Long-Term notes, and the Original Chardan Note with a fair value as of September 30, 2024 of $335,906, $983,529 and $823,076, respectively totaling, $2,142,511 and as of June 30, 2024 of $4,807,692, $7,664,613 and $3,990,385, respectively totaling, $16,462,690.

Short-Term Note

On February 9, 2024, the Company issued short-term notes to the former officers and directors of Wilson-Davis. The short-term notes have a conversion feature that qualifies for derivative treatment in accordance with ASC 815-40. On February 9, 2024, and June 30, 2024, the Company valued the derivatives using a Black-Scholes model which is considered to be a Level 3 fair value measurement. The conversion feature is deemed to include an embedded derivative that requires bifurcation and separate account. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability with the offset being a discount to the note. The discount will be amortized as interest expense over the term of the short-term note(s). The derivative liability will be revalued at each reporting period with the change being charged to the income statement. The original derivative liability – for the short term note notes was valued at $487,329. On June 30, 2024, a Black-Scholes calculation was performed (see below chart) and the value of the fair value of the derivative liability – convertible notes increased $4,320,363 to $4,807,692. The original $487,929 discount was amortized over the 90-day maturity. As of June 30, 2024, the

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Company did not repay the short-term notes as such has incurred penalty interest from 9% to 13% until the note is repaid. The note is due on demand but will default on the long term note date of February 2026. No notice of default has been received.

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of September 30, 2024 valuation of the convertible note conversion feature under Black-Scholes was no longer appropriate as it does not take into account the probability of multiple components. As such as of September 30, 2024 the conversion feature was valued using Mote Carlo model resulting in the fair value of the conversion option included in the short term loan at $335,906. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of September 30, 2024 were as follows:

September 30,
Input	2024
Market price of public shares	$0.21
Risk-free rate	4.84%
Discount rate	11.72%
Probability of default	22.9%
Recovery rate	28.9%
Volatility	36.7%
Effective expiration date	February 2026

The key inputs into the Black-Scholes model for the Conversion derivative as of June 30, 2024 were as follows:

June 30,
Input	2024
Market price of public shares	$1.04
Risk-free rate	5.49%
Dividend yield	0.00%
Volatility	14,643.0%
Exercise price	$0.99
Effective expiration date	May 2024

Long-Term Note

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

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of September 30, 2024 valuation of the convertible note conversion feature under Black-Scholes was no longer appropriate as it does not take into account the probability of multiple components. As such as of September 30, 2024 the conversion feature was valued using Mote Carlo model resulting in the fair value of the conversion option included in the long term loan at $983,529. See Note 9 for additional information.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The key inputs into the Monte-Carlo model for the Conversion derivative as of September 30, 2024 were as follows:

September 30,
Input	2024
Market price of public shares	$0.21
Risk-free rate	4.84%
Discount rate	11.72%
Probability of default	22.9%
Recovery rate	28.9%
Volatility	36.7%
Effective expiration date	February 2026

The key inputs into the Black-Scholes model for the Conversion derivative were as follows:

June 30,
Input	2024
Market price of public shares	$1.04
Risk-free rate	4.90%
Dividend yield	0.00%
Volatility	14,461%
Exercise price	$0.99
Effective expiration date	February 2026

Chardan Note

In connection with the Closing, AtlasClear Holdings and Chardan agreed that the fee, in the amount of $7,043,750, payable by Quantum to Chardan upon the Closing pursuant to the terms of the business combination marketing agreement entered into in connection with Quantum’s initial public offering, would be waived in exchange for the issuance by AtlasClear Holdings to Chardan of the Original Chardan Note in the aggregate principal amount of $4,150,000. The Original Chardan Note was issued by AtlasClear Holdings at the Closing. The Original Chardan Note had a stated maturity date of February 9, 2028. Interest accrued at a rate per annum equal to 13%, and was payable quarterly on the first day of each calendar quarter. On each interest payment date, the accrued and unpaid interest would have been, at the election of AtlasClear Holdings, either paid in cash or, subject to the satisfaction of certain conditions, in shares of Common Stock, at a rate equal to 85% of the VWAP for the trading day immediately prior to the applicable interest payment date. On October 23, 2024, the Company, Quantum Ventures, Chardan and Chardan Quantum LLC entered into the Settlement Agreement. In connection with the Settlement Agreement, Chardan exchanged the Chardan Note for an amended non-interest bearing, convertible note in the aggregate principal amount of $5,209,764 (as amended, the “Chardan Note”). While the Chardan Note does not bear interest, it can be converted from time to time by Chardan into shares of Common Stock, on terms substantially similar to the conversion provisions in the Original Chardan Note, and any remaining outstanding principal is to be repaid in full on the same maturity date as the Original Chardan Note.

The Chardan Note qualifies for derivative treatment in accordance with ASC 815-40. On February 9, 2024, the Company valued the derivatives using a Black-Scholes model which is considered to be a Level 3 fair value measurement. The original derivative liability – for the Chardan Note was valued at $404,483. On June 30, 2024, a Black-Scholes calculation was performed (see below chart) and the value of the fair value of the derivative liability – convertible notes increased $3,585,901 to $3,990,385. The original $404,483 discount will be amortized over the maturity. See Note 9 for additional information.

In addition, on each conversion date AtlasClear Holdings was required to pay to Chardan in cash (or, at AtlasClear Holding’s option and subject to certain conditions, a combination of cash and Common Stock) all accrued interest on the Chardan Note and all interest that would otherwise accrue on the amount of the Note being converted if such converted amount would be held to three years after the applicable conversion date. The first quarterly interest payment due on the Chardan Note has not been paid as of the date of this filing.

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of September 30, 2024, valuation of the convertible note conversion feature under Black-Scholes was no longer appropriate as it does not take into account the probability of multiple components. As such, as of September 30, 2024, the conversion

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Chardan Note at $823,076. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of September 30, 2024 were as follows:

September 30,
Input	2024
Market price of public shares	$0.21
Risk-free rate	4.36%
Discount rate	7.72%
Probability of default	41.2%
Recovery rate	47.6%
Volatility	43.9%
Effective expiration date	February 2028

The key inputs into the Black-Scholes model for the conversion derivative are as follows:

June 30,
Input	2024
Market price of public shares	$1.04
Risk-free rate	4.52%
Dividend yield	0.00%
Volatility	166,681.0%
Exercise price	$0.84
Effective expiration date	February 2028

Secured Convertible Note

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of September 30, 2024 valuation of the secured convertible note conversion feature now was required to be bifurcated under ASC 815 as such the Company fair valued the embedded derivative. As such as of September 30, 2024 the conversion feature was valued using Mote Carlo model resulting in the fair value of the conversion option included in the Secured Convertible Note at $89,535. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of September 30, 2024 were as follows:

September 30,
Input	2024
Market price of public shares	$0.21
Risk-free rate	3.87%
Discount rate	7.84%
Probability of default	19.8%
Recovery rate	47.6%
Volatility	36.8%
Effective expiration date	November 2025

Merger Financing

As discussed above under Contingent Guarantee, on August 9, 2024 the Company issued convertible note to modify the repayment conditions, resulting in the extinguishment of the contingent liability and recognizing the fair value of the convertible note agreement. As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that the merger financing notes conversion feature was required to be bifurcated under ASC 815 as such the Company fair valued the embedded derivative. As such as of August 9, 2024 the issuance date and as of September 30, 2024 the conversion feature

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

was valued using Mote Carlo model resulting in the fair value of the conversion option included in the Merger financing notes at $113,044 and $176,239, respectively. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of September 30, 2024 were as follows:

	September 30,	August 9,
Input	2024	2024
Market price of public shares	$0.21	$0.27
Risk-free rate	4.84%	4.78%
Discount rate	11.72%	16.98%
Probability of default	23.5%	25.4%
Recovery rate	28.9%	28.9%
Volatility	36.7%	37.2%
Effective expiration date	February 2026	February 2026

Tau Agreement

As discussed in Note 9 the Tau Agreement has both a Commitment Amount and a Commitment fee that requires to be fair valued under ASC 815 and ASC 480, respectively. As such as of July 31, 2024 the issuance date and as of September 30, 2024 both the Commitment Amount and the Commitment Fee were valued using Mote Carlo model resulting in the fair value of the Commitment Amount at $966,153 and $892,558, respectively and the Commitment Fee at $124,796 and $79,948, respectively.

The key inputs into the Monte-Carlo model for the Commitment Amount as of issuance date of July 31, 2024, and September 30, 2024 were as follows:

	September 30,	July 31
Input	2024	2024
Anticipated Monthly Advance Amounts	$40,000	$40,000
Risk-free rate	3.59%	4.20%
Volatility	37.4%	40.3%
Effective expiration date	July 2026	July 2026

The key inputs into the Monte-Carlo model for the Commitment Fee as of issuance date of July 31, 2024, and September 30, 2024 were as follows:

	September 30,	July 31,
Input	2024	2024
Market price of public shares	$0.21	$0.27
Risk-free rate	3.59%	4.20%
Volatility	37.4%	40.3%
Effective expiration date	July 2026	July 2026

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The following table presents the changes in the fair value of the following:

	Private	Tau
	Placement	Agreement
	Warrants	Liability
Fair value as of June 30, 2024	$307,656	$—
Initial measurement	—	1,090,949
Transferred to equity	—	(303,000)
Change in valuation inputs or other assumptions	(246,125)	184,559
Fair value as of September 30, 2024	$61,531	$972,508

	Conversion	Earnout
	Derivative	Liability
Fair value as of June 30, 2024	$16,462,690	$12,298,000
Change in valuation inputs or other assumptions	(14,320,179)	340,000
Fair value as of September 30, 2024	$2,142,511	$12,638,000

	Subscription	Contingent
	Agreement	Guarantee
Fair value as of June 30, 2024	$2,425,647	$3,256,863
Shares issued as partial payment	—	(1,210,290)
Change in valuation inputs or other assumptions	34,841	839,774
Exchanged to Merger financing note	—	(2,886,347)
Fair value liability as of September 30, 2024	$2,460,488	$—

	Merger	Secured
	Financing	Convertible
	Derivative	Derivative
Fair value as of June 30, 2024	$—	$—
Initial measurement	113,044	—
Change in valuation inputs or other assumptions	63,195	89,535
Fair value as of September 30, 2024	$176,239	$89,535

There were no transfers between levels during the three months ended September 30, 2024 and 2023.

NOTE 15. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, other than as described below.

Prior to the maturity date of October 13, 2024, FINRA approved a one-year extension for $1,280,000 in Subordinated notes. The interest rate on the subordinated notes increased from 5% to 8% and the notes mature on October 13, 2025. One of the notes, $20,000, was not renewed and will not be included in the Net Capital calculations. The note will be treated as debt.

On October 21, 2024, the Company held a special meeting of stockholders (the “Special Meeting”) in connection with the 1-for-30 Reverse Stock Split Proposal, 1-for-40 Reverse Stock Split Proposal, 1-for-50 Reverse Stock Split Proposal, 1-for-60 Reverse Stock Split Proposal, and Authorized Share Increase Proposal as defined and described in the definitive proxy statement filed by the Company with the SEC on October 8, 2024 (the “Proxy Statement”).

The proposal to amend the Company’s amended and restated certificate of incorporation to increase the number of authorized shares of Common Stock from 100,000,000 shares to 500,000,000 shares and the number of authorized shares of preferred stock, par value $0.0001 per share, from 1,000,000 shares to 25,000,000 shares. As of the date of this filing the Company’s board has not yet filed amended articles to increase the authorized share or approve any split ratio.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

On October 23, 2024, AtlasClear Holdings, Quantum Ventures, Chardan and Chardan Quantum LLC entered into the Settlement Agreement discussed above. In connection with the Settlement Agreement, Chardan exchanged the convertible, interest-bearing Original Chardan Note originally issued by the Company on February 9, 2024, in the aggregate principal amount of $4,150,000 for an amended non-interest bearing, convertible note in the aggregate principal amount of $5,209,764. While the amended Chardan Note does not bear interest, it can be converted from time to time by Chardan into shares of Common Stock on terms substantially similar to the conversion provisions in the Original Chardan Note, and any remaining outstanding principal is to be repaid in full on the same maturity date as the Original Note.

In connection with the Settlement Agreement, on October 23, 2024, the Company and Chardan entered into an amendment (the “Chardan Amended RRA”) to the registration rights agreement, dated February 9, 2024, pursuant to which the Company agreed, among other things, to file, by December 31, 2024, a registration statement with the SEC, registering the resale of shares of Common Stock issuable upon conversion of the Amended Chardan Note. If the resale registration statement (i) is not filed by December 31, 2024, then the interest rate of the Amended Chardan Note will increase by 2% per annum until the date of the filing, and shall be prorated for such period until the date of such filing and (ii) is not effective by March 31, 2025, then the interest rate on the Amended Chardan Note will increase to 19.99% per annum from March 31, 2025 until the date of effectiveness.

On November 14, 2024, the Company and Commercial Bancorp agreed to amend the agreement and plan of merger, dated November 16, 2022 (as amended, the “Bank Acquisition Agreement”), to extend the termination date of the Bank Acquisition Agreement from November 16, 2024, to May 14, 2025. Pursuant to the amendment, the parties expect to enter into a new and mutually agreed agreement for the Company to acquire the shares held by such shareholders of Commercial Bancorp. No Commercial Bancorp shareholder is required to agree to such amended or new agreement. Failure to enter into a new agreement or amendment to the Bank Acquisition Agreement shall constitute termination of the Bank Acquisition Agreement without liability. The Company shall issue to the shareholders of Commercial Bancorp, without additional compensation, 500,000 shares of common stock and the previously issued 40,000 shares to the Commercial Bancorp shareholders shall be cancelled. The shares have not yet been issued as of the date of filing.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, plans and objectives of management for future operations, including the expectation to enter into a new or amended agreement for the acquisition of Commercial Bancorp, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements.

Forward-looking statements are not guarantees of performance, and the absence of these words does not mean that a statement is not forward looking. You should understand that the following important factors could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements herein:

●	our ability to realize the benefits expected from the Business Combination (as defined herein);
●	our ability to successfully negotiate a new amendment or agreement on acceptable terms to the Company and to complete the acquisition of Commercial Bancorp of Wyoming (“Commercial Bancorp”);
●	our ability to successfully integrate our recent and proposed acquisitions, including the acquisition of Commercial Bancorp, and to realize the synergies and benefits of such acquisitions;
●	our ability to successfully implement the AtlasClear Platform (as defined herein);
●	our significant indebtedness and our ability to service such indebtedness;
●	the volatility of the price of our common stock, par value $0.0001 per share (the “Common Stock”) and the possibility that stockholders could incur substantial losses;
●	potential dilution of our stockholder interests resulting from our issuance of equity securities;
●	the ability to maintain the listing of our Common Stock on the NYSE American LLC (“NYSE”), and the potential liquidity and trading of such securities;
●	our ability to grow and manage growth profitably;
●	our ability to raise financing in the future, if and when needed;
●	our success in retaining or recruiting, or adapting to changes in, our officers, key employees, or directors following the Business Combination;
●	our ability to attract and retain our senior management and other highly qualified personnel;
●	our ability to achieve or maintain profitability;
●	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our ability to successfully protect against cybersecurity attacks or breaches, ransomware attacks, and other disruptions to our information technology structure;
●	our ability to successfully compete against other companies;
●	our estimates regarding expenses, future revenue, and needs for additional financing; and
●	the effect of economic downturns and political and market conditions beyond our control.

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Transition Report on Form 10-KT for the transition period ended June 30, 2024 (the “Transition Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 16, 2024. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Through the acquisition of Wilson-Davis & Co., Inc. (“Wilson-Davis”), a correspondent clearing company, and the anticipated merger with Commercial Bancorp, we expect to acquire the capabilities to provide specialized clearing and banking services to financial services firms, with an emphasis on global markets currently underserviced by larger vendors. Once properly integrated, anticipated synergies between Commercial Bancorp, if acquired, and Wilson-Davis are expected to allow for lower cost of capital, higher net interest margins, expanded product development and greater credit extension.

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

Key Factors Impacting Wilson-Davis’ Business

Wilson-Davis’ business and results of operations have been, and will continue to be, affected by numerous factors and trends, which Wilson-Davis believes include those discussed in the section titled “Risk Factors” of the Transition Report. Some key factors impacting Wilson-Davis’ business include:

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

Business Combination

On February 9, 2024 (the “Closing Date”), the Company consummated the previously announced transactions pursuant to that certain business combination agreement, dated November 16, 2022 (as amended, the “Business Combination Agreement”), by and among the Company, Quantum FinTech Acquisition Corporation (“Quantum”), Calculator Merger Sub 1, Inc., Calculator Merger Sub 2, Inc., AtlasClear, Inc. (“AtlasClear”), Atlas FinTech Holdings Corp., (“Atlas FinTech”) and Robert McBey. The transactions consummated as a result of the Business Combination Agreement are hereinafter referred to as the “Business Combination.” For more information about the Business Combination, see Note 1.

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

For more information about the Amendments to Broker-Dealer Acquisition Agreement, see Note 9 under Sellers Note and Contingent Guarantee.

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

As of September 30, 2024, the company recognized $246,660 in interest expense on the principal and $180,085 of interest related to the amortization of the debt discount described above. As of September 30, 2024, the carrying value of the notes is $7,066,449, net of discount of $791,581. During the three month period the Quantum Ventures transferred 368,004 registered shares to pay for accrued interest of $217,373.

For more information about the Note Financing, see Notes 9 and 14 under Secured Convertible Note.

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

For more information about the Pacsquare Purchase Agreement, see Note 11 - Intangible Assets.

Amendment to Bank Acquisition Agreement

On February 26, 2024, AtlasClear and Commercial Bancorp entered into an amendment (the “First Amendment”) to the Amended and Restated Agreement and Plan of Merger, dated as of November 16, 2022, by and between AtlasClear and Commercial Bancorp (the “Bank Acquisition Agreement”), pursuant to which, among other things, Commercial Bancorp is expected to merge with and into a subsidiary of AtlasClear. Pursuant to the Amendment, Commercial Bancorp received 40,000 shares of Common Stock in lieu of a nonrefundable escrow deposit. On November 14, 2024, the Company and Commercial Bancorp agreed to amend the Bank Acquisition Agreement (as amended, the “Second Amendment”), to extend the termination date of the Bank Acquisition Agreement from November 16, 2024, to May 14, 2025. Pursuant to the Second Amendment, the parties expect to enter into a new agreement for the Company to acquire the shares held by such shareholders of Commercial Bancorp. No Commercial Bancorp shareholder is required to agree to such amended or new agreement. Failure to enter into a new agreement or amendment to the Bank Acquisition Agreement will constitute termination of the Bank Acquisition Agreement without liability. Pursuant to the Second Amendment, the Company will issue to the shareholders of Commercial Bancorp, without additional compensation, 500,000 shares of common stock and the previously issued 40,000 shares to the Commercial Bancorp shareholders will be cancelled. The shares have not yet been issued as of the date of this filing.

Chardan Settlements

In connection with the Closing, AtlasClear Holdings and Chardan agreed that the fee, in the amount of $7,043,750, payable by Quantum to Chardan upon the Closing pursuant to the terms of the business combination marketing agreement entered into in connection with Quantum’s initial public offering, would be waived in exchange for the issuance by AtlasClear Holdings to Chardan of a convertible promissory note in the aggregate principal amount of $4,150,000 (the “Original Chardan Note”). The Original Chardan Note was issued by AtlasClear Holdings at the Closing. The Original Chardan Note had a stated maturity date of February 9, 2028. Interest under the Original Chardan Note accrued at a rate per annum equal to 13%, and was payable quarterly on the first day of each calendar quarter. On each interest payment date, the accrued and unpaid interest could have been, at the election of AtlasClear Holdings, either paid in cash or, subject to the satisfaction of certain conditions, in shares of Common Stock, at a rate equal to 85% of the VWAP for the trading day immediately prior to the applicable interest payment date. The Original Chardan Note was convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at a conversion price equal to 90% of the VWAP of the Common Stock for the trading day immediately preceding the applicable conversion date. In addition, on each conversion date AtlasClear Holdings was required to pay to Chardan in cash (or, at AtlasClear Holdings’ option and subject to certain conditions, a combination of cash and Common Stock) all accrued interest on the Original Chardan Note and all interest that would otherwise accrue on the amount of the Original Chardan Note being converted if such converted amount would be held to three years after the applicable conversion date.

On October 23, 2024, the Company, Quantum Ventures, Chardan and Chardan Quantum LLC entered the Settlement Agreement (as defined herein). In connection with the Settlement Agreement, Chardan exchanged the Original Chardan Note for an amended non-interest bearing, convertible note in the aggregate principal amount of $5,209,764 (as amended, the “Chardan Note”). While the Chardan Note does not bear interest, it can be converted from time to time by Chardan into shares of Common Stock, on terms substantially similar to the conversion provisions in the Original Chardan Note, and any remaining outstanding principal is to be repaid in full on the same maturity date as the Original Chardan Note.

In connection with the Settlement Agreement, on October 23, 2024, the Company and Chardan entered into an amendment (the “Chardan Amended RRA”) to the registration rights agreement, dated February 9, 2024, pursuant to which the Company agreed, among other things, to file, by December 31, 2024, a registration statement with the SEC, registering the resale of shares of Common Stock issuable upon conversion of the Amended Chardan Note. If the resale registration statement (i) is not filed by December 31, 2024, then the interest rate of the Amended Chardan Note will increase by 2% per annum until the date of the filing, and shall be prorated for such period until the date of such filing and (ii) is not effective by March 31, 2025, then the interest rate on the Amended Chardan Note will increase to 19.99% per annum from March 31, 2025 until the date of effectiveness.

For more information about the Chardan Note, see Note 9, Note 14 and Note 15.

Additional Settlements

The Company entered into the following settlements for certain accrued expenses and other obligations to third parties through the issuance of Common Stock and/or convertible promissory notes. Some of the ongoing obligations of the Company pursuant to such settlements are as follows:

●	Carriage House Capital, Inc. – up to 350,000 shares of Common Stock that were issued, or may become issuable, to Carriage House Capital, Inc. (“Carriage”), pursuant to the Consulting Agreement, dated as of February 19, 2024, between Carriage and the Company (the “Carriage Agreement”), as partial consideration for consulting services rendered to the Company, at the price per share of $4.41 on the day of issuance. The total consideration due under the Consulting Agreement is 350,000 shares of Common Stock, 100,007 shares of which were due upon signing of the contract and 27,777 shares of which are due in months four through twelve from the date of signing.
●	Interest Solutions, LLC – up to 144,454 shares of Common Stock that may become issuable to Interest Solutions, LLC (“Interest Solutions”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $2.00. Accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash.
●	JonesTrading Institutional Services LLC – up to 196,983 shares of Common Stock that may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $2.00. Accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash.
●	Winston & Strawn LLP – up to $2,500,000 in shares of Common Stock that may become issuable to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”) at a 5 day VWAP on date of issuance. Pursuant to the Winston Agreement, the Company may issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024.
●	Toppan Merrill LLC – the Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note is February

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

For more information about each of the above settlements, see Note 9.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The Company did not have operations until the acquisition of Wilson-Davis in connection with the Business Combination which closed on February 9, 2024. Therefore, the period-to-period comparison below primarily reflects financial results of Wilson-Davis since February 9, 2024.

	Three Months Ended		three Months
	September 30,		Ended
	2024	2023	Changes

REVENUES
Commissions	$1,383,828	$—	1,383,828
Vetting fees	365,383	—	365,383
Clearing fees	1,047,712	—	1,047,712
Net gain/(loss) on firm trading accounts	1,711	—	1,711
Other revenue	5,448	—	5,448
TOTAL REVENUES	2,804,082	—	2,804,082

EXPENSES
Compensation, payroll taxes and benefits	1,279,304	—	1,279,304
Data processing and clearing costs	611,646	—	611,646
Regulatory, professional fees and related expenses	1,095,819	640,813	455,006
Communications	152,754	—	152,754
Occupancy and equipment	54,004	—	54,004
Transfer fees	51,590	—	51,590
Bank charges	55,901	—	55,901
Intangible assets amortization	307,191	—	307,191
Other	136,975	—	136,975
TOTAL EXPENSES	3,745,184	640,813	3,104,371

LOSS FROM OPERATIONS	(941,102)	(640,813)	(300,289)

OTHER INCOME/(EXPENSE)
Interest income	606,758	722,390	(115,632)
Change in fair value of warrant liability derivative	246,125	(184,594)	430,719
Change in fair value, convertible note derivative	3,167,309	—	3,167,309
Change in fair value, long-term and short-term note derivative	11,152,870)	—	11,152,870
Change in fair value of contingent guarantee	(839,775)	—	(839,775)
Change in fair value of non-redemption agreement	—	(11,759)	11,759
Change in fair value of secured convertible note	(89,535)	—	(89,535)
Change in fair value of Merger financing	(63,195)	—	(63,195)
Change in fair value of earnout liability	(340,000)	—	(340,000)
Change in fair value of subscription agreement	(34,841)	—	(34,841)
Change in fair value stock payable	196,150	—	196,150
Change in fair value of Tau agreement	(833,983)	—	(833,983)
Interest expense	(1,456,996)	—	(1,456,996)
TOTAL OTHER INCOME/(EXPENSE)	11,710,887	526,037	11,184,850

Income before provision for income taxes	10,769,785	(114,776)	10,884,561
Benefit (provision) for income taxes	(21,752)	(141,202)	119,450
Net income (loss)	$10,748,033	$(255,978)	11,004,011

Revenues of $2,804,082 for the three months ended September 30, 2024, represent a 100% increase from revenues of $0 for the three-month period ended September 30, 2023. Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the SEC and a member in good standing of FINRA. Wilson-Davis is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. Wilson-Davis also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending and margin accounts. During its history, Wilson-Davis has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

Total expenses of $3,782,966 for the three months ended September 30, 2024, represent a significant increase of $3,142,153 from total expenses for the three-month period ended September 30, 2023. The increase was primarily due to the operations for Wilson-Davis; the prior period the Company was non-operational.

Compensation, payroll taxes and benefits increased to $1,279,304 for the three-month period ended September 30, 2024. No expense was recorded in the three-month period ended September 30, 2023. The increase was due to compensation, payroll taxes and benefits related to Wilson-Davis; the prior period the Company was non-operational.

Data processing and clearing costs increased to $611,646 for the three-month period ended September 30, 2024. No expense was recorded in the three-month period ended September 30, 2023. The increase was due to data processing and clearing cost related to Wilson-Davis; the prior period the Company was non-operational.

Regulatory, professional fees and related expenses increased to $1,133,600 for the three months ended September 30, 2024. No expense was recorded in the three-month period ended September 30, 2023. The increase was primarily due to the operations for Wilson-Davis, the prior period the Company was non-operational.

Intangible asset amortization increased $307,192 for the three-month period ended September 30, 2024. No expense was recorded in the three-month period ended September 30, 2023. The increase was due to the intangible assets acquired from Wilson-Davis, such as the customer list in the Business Combination and related transactions. No such assets existed in the prior period.

Other expenses, which includes, Communications, Occupancy and equipment, Transfer fees, Bank charges and Other, increased to an aggregate of $451,224 for the three-month period ended September 30, 2024. No expense was recorded in the three-month period ended September 30, 2023. The increase was primarily due to the operations for Wilson-Davis; the prior period the Company was non-operational.

Loss from operations was $978,884 for the three-months ended September 30, 2024. Loss from operations was $640,813 in the prior period. The increase was primarily due to the operations for Wilson-Davis, the prior period the Company was non-operational.

Other income of $11,710,887 for the three-month period ended September 30, 2024, represents a significant increase from $526,037 when compared to the three-month period ended September 30, 2023. The increase was due to the changes in fair value of various financial instruments, which were not issued until the closing of the business combination with Wilson-Davis.

Interest income and interest earned on investments held in trust decreased to $606,758 for the three-month period ended September 30, 2024, represents an approximate 16% decrease from $722,390 when compared to the prior period. In the prior period, the Company held cash in a trust account for the benefit of Quantum’s stockholders which generated $716,882 in the three-month period ended September 30, 2023 of which no such interest was earned in the three-month period ended September 30, 2024, this was due to the shareholder redemptions in connection with the business combination.

The Company recognized a total of $12,561,125 in gain in change in fair value of financial instruments for the three-month period ended September 30, 2024. The Company entered into the following financial instruments which are required to be accounted for at fair value under ASC 815 or ASC 480. As settlement with Chardan the company issued a convertible note to Chardan which required the conversion element to be accounted for as a derivative resulting in a gain of $3,167,309, this was primarily due to the decrease in stock prices and the fact that the Company does not have sufficient shares authorized to issue shares which required a change in valuation model from Black-Scholes to Monte Carlo method. The sellers of Wilson-Davis received convertible short term and long term note which required the conversion element to be accounted for as a derivative resulting in a gain of $11,152,870 this was primarily due to the decrease in stock prices and the fact that the Company does not have sufficient shares authorized to issue shares which required a change in valuation model from Black-Scholes to Monte Carlo method as well as a Commitment guarantee resulting in a loss of

$839,775. The Company granted earnout shares as part of the consideration paid to AtlasClear, Inc. which resulted in a loss of $340,000. The Company entered into a Subscription Agreement with a Winston & Strawn which required fair value accounting under ASC 480 creating a loss of $34,841. These agreements were entered into in connection with the closing of the Business Combination. As such, no such expense was incurred in the three-month period ended September 30, 2023. The Company recognized a total of $89,535 in loss in change in fair value of secured convertible note for the three-month period ended September 30, 2024. During the three-month period ended September 30, 2024, the Company entered into an ELOC Agreement (as defined below) which resulted in a change in fair value of $833,983. This agreement did not exist in the three-month period ended September 30, 2023.

Interest expense increased to $1,456,996 for the three-month period ended September 30, 2024 compared to $0 in the prior six-month period ended September 30, 2023. The increase was due to the convertible secured Notes, the seller notes, the convertible notes and Promissory Notes interest rates ranged from 8% to 13%. These agreements were entered into in connection with the closing of the Business Combination as such no such expense was incurred in the three-month period ended September 30, 2023.

Provision from income taxes of $223,000 for the three-month period ended September 30, 2024 increased by $81,798, from $141,202 in income tax provision in the prior three-month period ended September 30, 2023, primarily due to the Business Combination resulting in deferred tax liabilities and assets.

The foregoing factors resulted in net income of $10,509,003 for the three-month period ended September 30, 2024, compared to net loss of $255,978 during the prior three-month period ended September 30, 2023. The increase was primarily due to the gain recognized from changes in fair value of the convertible notes that resulted from a change is valuation model as a result of the company not having sufficient shares authorized to deliver upon its share obligations. We determined that a Black-Scholes model did not have the adequate parameters to address the various probability consideration in settlement of such obligations.

Liquidity and Capital Resources

Cash provided by operating activities for the three-month period ended September 30, 2024 was $175,607 as compared to cash used in operating activities for the three-month period ended September 30, 2023 of $637,971. This was primarily affected by $371,396 in changes in operational assets and liabilities and the impact of operating revenue and operating expense due to the Business Combination and asset purchase transaction with AtlasClear. Adjustment to net income primarily consisted of change in fair value related to various financial instruments as discussed above resulting in an adjustment of $12,561,125. Further adjustments for the income was non-cash interest expense on convertible notes and other financial instruments of $1,403,503, Fee on sellers note $16,340, amortization of intangible assets of $307,191 and a gain on Tau agreement of $30,562.

Cash used for investing activities for the three-month period ended September 30, 2024 was $65,000 as compared to $4,151,434 for the three-month period ended September 30, 2023. This is primarily due to the redemptions of cash held in Quantum’s trust account of $4,286,537. The $65,000 of cash used for investing activities in the period ended September 30, 2024 represents cash payment towards the AtlasClear Platform.

Cash used in financing activities for the three-month period ended September 30, 2024 was $148,383 as compared to $3,933,556 for the three-month period ended September 30, 2023. This was primarily due to the redemptions of $4,286,537, and advances from related party of $352,981. During the three-month period ended September 30, 2024, the Company received $148,383 under the ELOC Agreement.

Line of Credit

The Company has a $10,000,000 revolving line of credit with BMO Harris Bank N.A. The interest rate is determined at the time of borrowing as agreed by the Company and the bank. The line of credit currently provides for interest at the bank’s overnight rate plus 1.5% and is secured by Wilson-Davis’ assets. In addition, the line of credit carries an interest rate of 0.5% on its unused portion. The line of credit agreement requires Wilson-Davis to maintain line of credit collateral with value, as determined by the bank, in an amount at least equal to a percentage of the loan amount as specified by the bank. Advances on the line of credit are payable on demand. The entire amount of this credit facility is available to be drawn and used to meet Wilson-Davis’ liquidity requirements for NSCC clearing margin deposits. Wilson-Davis did not draw on its line of credit during the three-month period ended September 30, 2024, and September 30, 2023.

ELOC Agreement

On July 31, 2024, Tau Investment Partners LLC (“Tau”) and the Company entered into an at-the-market agreement (the “ELOC Agreement”). Pursuant to the ELOC Agreement, Tau has committed to purchase, upon the terms thereof and subject to the satisfaction of certain conditions, up to $10 million of shares of Common Stock, at a price per share equal to 97% of the lowest VWAP of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice sent by the Company from time to time, over the course of 24 months from the date of the ELOC Agreement. Each advance may be up to the greater of 100,000 shares or 50% of the average daily volume traded of the shares during the 30 trading days immediately prior to the date the Company requests each advance. Tau is an underwriter within the meaning of Section 2(a)(11) of the Securities Act. As of September 30, 2024, the Company has issued 2,475,000 shares under the ELOC for $441,524 of which $148,382 in cash was received.

Going Concern

In connection with AtlasClear Holdings’ assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205 -40, “Presentation of Financial Statements – Going Concern,” the liquidity of the Company raises substantial doubt about the Company’s ability to continue as a going concern through the twelve months following the issuance of the financial statements. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. No adjustments have been made to the carrying amounts of assets or liabilities as a result of this uncertainty.

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024.

Contractual Obligations

The Company holds several long-term debt obligations with outside vendors and investors, with loans maturing between 2025 and 2028 (see Note 9 and 14). Additionally, the Company leases office space under several operating leases. The Company has no capital lease obligations. Further, there are no other outstanding long-term liabilities contractually obligated by the Company.

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

Derivative Liabilities

We account for derivative instruments as either equity-classified or liability-classified instruments based on an assessment of the derivative instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the derivative instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the derivative instruments meet all of the requirements for equity classification under ASC 815, including whether the derivative instruments are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance and as of each subsequent quarterly period end date while financial instruments are outstanding.

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

As of September 30, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

As a result of the business combination, the Company has incorporated changes in internal controls as it relates to the controls and procedures of Wilson-Davis. The Company has incorporated additional controls as necessary to enhance our control environment, such as continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements and ensure proper communication is maintained between officers and accountants. Except as discussed, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 23, 2024, the Company and Chardan entered into a settlement agreement, pursuant to which the parties agreed to settle Chardan’s previously disclosed claim against the Company (the “Settlement Agreement”). In connection with the Settlement Agreement, Chardan exchanged the Original Chardan Note for the Amended Chardan Note in the aggregate principal amount of $5,209,764.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Transition Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Transition Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The information set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above with respect to the issuances under the headings, “Expense Settlements—Atlas FinTech,” “Expense Settlements—Lead Nectar” and “Amendment to Bank Acquisition Agreement,” is incorporated by reference herein. The shares of Common Stock have been or will be issued pursuant to each of the respective agreements in reliance upon the exemption from registration provided under Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act in transactions not requiring registration under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 14, 2024, the Company and Commercial Bancorp agreed to amend the Bank Acquisition Agreement to extend the termination date of the Bank Acquisition Agreement from November 16, 2024, to May 14, 2025. Pursuant to the Second Amendment, the parties expect to enter into a new agreement for the Company to acquire the shares held by such shareholders of Commercial Bancorp. No Commercial Bancorp shareholder is required to agree to such amended or new agreement. Failure to enter into a new agreement or amendment to the Bank Acquisition Agreement will constitute termination of the Bank Acquisition Agreement without liability. Pursuant to the Second Amendment, the Company will issue to the shareholders of Commercial Bancorp, without additional compensation, 500,000 shares of common stock and the previously issued 40,000 shares to the Commercial Bancorp shareholders will be cancelled.

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

10.1

At-the-Market Agreement, dated as of July 31, 2024, between AtlasClear Holdings, Inc. and Tau Investment Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on August 2, 2024).

10.2

Amended and Restated Convertible Promissory Note, dated as of October 23, 2024, by and between AtlasClear Holdings, Inc. and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 25, 2024).

10.3

First Amendment to Registration Rights Agreement, dated as of October 23, 2024, by and between AtlasClear Holdings, Inc. and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 25, 2024).

10.4*	Amendment to Agreement and Plan of Merger Agreement and Plan of Merger, dated as of November 14, 2024, by and between the Company and Commercial Bancorp.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*     Filed herewith.

**  Furnished herewith.

#    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLASCLEAR HOLDINGS, INC.

Date: November 15, 2024	By:	/s/ Robert McBey
	Name:	Robert McBey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2024	By:	/s/ Richard Barber
	Name:	Richard Barber
	Title:	Chief Financial Officer
(Principal Financial Officer)