Form 10-Q
period 2024-12-31
AtlasClear Holdings, Inc.
filed 2025-02-19
CIK 1963088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-41956

AtlasClear Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-2303797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2203 Lois Ave. N., Ste. 814 Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

(727) 446-6660

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	ATCH	NYSE American LLC

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

As of February 18, 2025, there were 1,200,711 shares of common stock, $0.0001 par value, issued and outstanding.

ATLASCLEAR HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2024	2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,879,552	$6,558,176
Cash segregated - customers	21,377,503	20,548,972
Cash segregated - PAB	200,618	200,738
Receivables - broker-dealers and clearing organizations	1,321,533	1,333,306
Receivables - customers, net	354,196	823,784
Other receivables	62,098	64,842
Prepaids	64,392	67,967
Trading securities, market value, net	54	55
Total Current Assets	30,259,946	29,597,840

Operating lease right to use lease asset	249,515	326,336
Property and equipment, net	6,942	16,080
Customer list, net	13,536,472	14,150,856
Goodwill	6,142,525	7,706,725
Pacsquare asset purchase	1,880,725	1,726,500
Cash deposits - broker-dealers and clearing organizations	3,515,000	3,515,000
Bank acquisition deposit	87,500	91,200
Other assets	336,017	336,017
TOTAL ASSETS	$56,014,642	$57,466,554

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Payables to customers	$20,020,804	$20,162,973
Accounts and payables to officers/directors	840,243	686,579
Accounts payable and accrued expenses	4,866,025	5,393,912
Payables - broker-dealers and clearing organizations	15,427	4,915
Commissions, payroll and payroll taxes	311,796	273,386
Current portion of lease liability	126,746	149,499
Stock payable	125,983	259,893
Promissory notes	878,997	852,968
Short-term merger financing, net	4,941,710	5,092,083
Contingent guarantee	—	3,256,863
Tau agreement liability	783,947	—
Subscription agreement	2,473,529	2,425,647
Stock payable – related party	55,087	55,087
Excise tax payable	2,260,783	2,067,572
Total Current Liabilities	37,701,077	40,681,377

Accrued contingent liability	100,000	100,000
Convertible notes, net	3,375,248	3,783,437
Secured convertible note, net	8,745,699	6,857,101
Long-term merger financing, net	8,067,569	7,606,561
Merger financing – convertible notes	3,104,866	—
Derivative liability – merger financing	150,490	—
Derivative liability - convertible notes	1,024,706	16,462,690
Derivative liability - Warrants	123,062	307,656
Earnout - liability	11,044,000	12,298,000
Deferred income tax liability	3,616,486	5,245,886
Subordinated borrowings	1,930,000	1,950,000
Trading account deposit	100,000	100,000
Long-term lease liability	128,164	182,729
TOTAL LIABILITIES	79,211,367	95,575,437

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 388,003 and 207,585 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	39	21
Additional paid-in-capital	114,761,723	110,165,209
Stock subscription receivable	(12,717)	—
Accumulated Deficit	(137,945,770)	(148,274,113)
TOTAL STOCKHOLDERS’ DEFICIT	(23,196,725)	(38,108,883)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$56,014,642	$57,466,554

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
REVENUES
Commissions	$1,598,153	$—	$2,981,981	$—
Vetting fees	357,601	—	722,984	—
Clearing fees	785,227	—	1,832,939	—
Net gain/(loss) on firm trading accounts	2,245	—	3,956	—
Other revenue	3,273	—	8,721	—
TOTAL REVENUES	2,746,499	—	5,550,581	—

EXPENSES
Compensation, payroll taxes and benefits	1,580,182	—	2,859,486	—
Data processing and clearing costs	629,733	—	1,241,379	—
Regulatory, professional fees and related expenses	1,107,762	611,934	2,203,581	1,252,747
Communications	126,089	—	278,843	—
Occupancy and equipment	54,428	—	108,432	—
Transfer fees	39,917	—	91,507	—
Bank charges	53,425	—	109,326	—
Intangible assets amortization	355,268	—	662,459	—
Other	(51,156)	—	85,819	—
TOTAL EXPENSES	3,895,648	611,934	7,640,832	1,252,747

LOSS FROM OPERATIONS	(1,149,149)	(611,934)	(2,090,251)	(1,252,747)

OTHER INCOME/(EXPENSE)
Interest income	460,315	352,512	1,067,073	1,074,902
Change in fair value of warrant liability derivative	(61,531)	184,594	184,594	—
Change in fair value of convertible note derivative	823,076	—	3,990,385	—
Change in fair value of long-term and short-term note derivative	294,729	—	11,447,599	—
Change in fair value of contingent guarantee	—	—	(839,775)	—
Change in fair value of non-redemption agreement	—	451,546	—	439,787
Change in fair value of secured convertible note	89,535	—	—	—
Change in fair value of merger financing	25,749	—	(37,446)	—
Change in fair value of earnout liability	1,594,000	—	1,254,000	—
Change in fair value of subscription agreement	(13,041)	—	(47,882)	—
Change in fair value of stock payable	25,260	—	221,410	—
Change in fair value of Tau agreement	73,284	—	(760,699)	—
Interest expense	(2,667,285)	—	(4,124,281)	—
TOTAL OTHER INCOME/(EXPENSE)	644,091	988,652	12,354,978	1,514,689

NET INCOME/(LOSS) BEFORE INCOME TAXES	(505,058)	376,718	10,264,727	261,942

Income tax (expense) benefit	85,368	(3,718)	63,616	(144,920)

NET INCOME/(LOSS)	$(419,690)	$373,000	$10,328,343	$117,022

Basic and diluted weighted average shares outstanding, redeemable common stock	—	84,173	—	85,463
Basic and diluted net income (loss) per share, redeemable common stock	$—	$2.22	$—	$0.69

Basic weighted average shares outstanding, non-redeemable common stock	377,287	83,854	316,846	83,854
Basic net income (loss) per share, non-redeemable common stock	$(1.11)	$2.22	$32.60	$0.69

Diluted weighted average shares outstanding, non-redeemable common stock	377,287	83,854	3,413,343	83,854
Diluted net income (loss) per share, non-redeemable common stock	$(1.11)	$2.22	$0.12	$0.69

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance — June 30, 2024	207,585	$21	$110,165,209	$—	$(148,274,113)	$(38,108,883)

Common stock issued to for consulting services	200	—	2,578	—	—	2,578

Shares issued as purchase consideration for the assets of Pacsquare	8,333	1	122,299	—	—	122,300

Shares issued as conversion of $325,000 in principle on convertible notes	29,485	3	324,997	—	—	325,000

Shares transferred by related parties as settlement for Company obligations under various financial instruments see Note 8	—	—	2,412,930	—	—	2,412,930

Shares issued as conversion of $359,896 in principal and $7,530 of interest on short-term merger financing notes	31,035	3	367,423	—	—	367,426

Shares issued to related party as settlement for $803,860 in related party payable.	46,471	5	803,855	—	—	803,860

Shares issued to as additional consideration for delayed payment on merger financing notes	1,267	—	16,340	—	—	16,340

Shares issued under Tau agreement settled through September 30, 2024	24,092	2	302,998	(154,619)	—	148,381

Shares issued for shares transferred by related party as repayment of shares transferred to cover Company obligations as noted above net of contributed capital for debt assumed (see Note 8)	22,292	2	(2)	—	—	—

Net loss	—	—	—	—	10,748,033	10,748,033

Balance — September 30, 2024 (unaudited)	370,760	$37	$114,518,627	$(154,619)	$(137,526,080)	$(23,162,035)

Shares issued under Tau agreement settled through December 31, 2024	17,157	2	243,096	141,902	—	385,000

Rounding up for fractional shares in 1:60 reverse stock split	86	—	—	—	—	—

Net loss	—	—	—	—	(419,690)	(419,690)

Balance — December 31, 2024 (unaudited)	388,003	$39	$114,761,723	$(12,717)	$(137,945,770)	$(23,196,725)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — June 30, 2023 (unaudited)	83,854	$8	$—	$(7,914,356)	$(7,914,348)

Accretion of Common Stock subject to Possible Redemption	—	—	—	(1,020,680)	(1,020,680)

Fair value of non-redemption agreement liability at issuance	—	—	—	(1,881,440)	(1,881,440)

Excise taxes related to redemptions	—	—	—	(42,865)	(42,865)

Net loss	—	—	—	(255,978)	(255,978)

Balance — September 30, 2023 (unaudited)	83,854	8	—	(11,115,319)	(11,115,311)

Accretion of Common Stock subject to Possible Redemption	—	—	—	(770,565)	(770,565)

Net income	—	—	—	373,000	373,000

Balance — December 31, 2023 (unaudited)	83,854	8	—	(11,512,884)	(11,512,876)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2024	2023

Net income	$10,328,343	$117,022
Adjustments to reconcile net income to net cash provided by operating activities:
Income earned on marketable securities held in trust account	—	(1,061,167)
Change in fair value of warrant liability derivative	(184,594)	—
Change in fair value of convertible note derivative	(3,990,385)	—
Change in fair value of long-term and short-term note derivative	(11,447,599)	—
Change in fair value of contingent guarantee	839,775	—
Change in fair value of non-redemption agreement	—	(439,787)
Change in fair value of merger financing	37,446	—
Change in fair value of earnout liability	(1,254,000)	—
Change in fair value of subscription agreement	47,882	—
Change in fair value of stock payable	(221,410)	—
Change in fair value of Tau agreement	760,699	—
Late fee paid in shares to sellers	16,340	—
Non-cash interest in expense on financial instruments	3,830,899	—
Excise tax penalties and interest	193,211	—
Realized gain on Tau agreement	23,248	—
Stock based compensation	2,578	—
Bank acquisition deposit write off	91,200	—
Depreciation expense	9,138	—
Amortization of intangibles	662,459	—
Allowance for bad debt	6,346	—
Net lease payments	(497)	—
Changes in operating assets and liabilities:
Receivables from brokers & dealers	11,773	—
Receivables from customers	463,242	—
Receivables from others	2,744	—
Advances & prepaid expenses	3,575	29,458
Other assets	—	(9,022)
Payables to customers	(142,169)	—
Payables to officers & directors	153,664	—
Payable to brokers & dealers	10,512	—
Accounts payable and accrued expenses	533,776	329,272
Commissions and payroll taxes payable	38,410	—
Deferred taxes	(65,200)	—
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	761,406	(1,034,224)

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(UNAUDITED)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of Pacsquare	(125,000)	—
Investment of cash into Trust Account	—	(975,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	—	359,897
Cash withdrawn from Trust Account in connection with redemption	—	4,286,537
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(125,000)	3,671,434

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	1,135,981
Subordinated debt payments	(20,000)	—
Proceeds from Tau agreement	533,381	—
Redemption of common stock	—	(4,286,537)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	513,381	(3,150,556)

NET INCREASE (DECREASE) IN CASH	1,149,787	(513,346)

CASH AT BEGINNING OF YEAR	27,307,886	1,132,900

CASH AT YEAR END	$28,457,673	$619,554

Supplemental cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Non-cash investing and financing activities:
Decrease in goodwill due to change in deferred tax liability	1,564,200	—
Initial shares issued under Tau agreement	546,098	—
Value of shares transferred by related parties to settle obligations	2,412,930	—
Shares issued to purchase Pacsquare and amounts included in accounts payable	77,300	—
Shares issued to related party for settlement of accounts payable	803,860	—
Shares payable for commercial bank acquisition extension	87,500	—
Shares issued for conversion on convertible notes	325,000	—
Shares issued for conversion of principal and interest on short-term note	367,426	—
Initial value of derivative included in merger financing	113,044	—
Accretion of common stock subject to possible redemption	—	1,020,680
Excise tax related to redemptions	—	42,865
Initial classification of non-redemption agreement liability	—	1,884,440

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

AtlasClear does not meet the definition of a business and therefore was treated as an asset acquisition by AtlasClear Holdings. As such the assets contributed from Atlas FinTech and the net assets of AtlasClear were recognized at historical cost. ASC 350 prohibits the recognition of goodwill in an asset purchase with related parties.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

Reverse Stock Split and Authorized Share Increase

On December 31, 2024, the Company effected a 1-for-60 reverse stock split of its common stock. As a result of the reverse stock split, every 60 shares of the Company’s issued and outstanding common stock were automatically combined into one share of common stock, with any fractional shares rounded up to the nearest whole share. The reverse stock split did not change the par value of the common stock however the Company increased the number of authorized shares to 525,000,000 shares, consisting of 500,000,000 shares of Common Stock, $0.0001 par value per share (“Common Stock”), and 25,000,000 shares of Preferred Stock, $0.0001 par value per share (“Preferred Stock”).

The reverse stock split has been applied retroactively in the accompanying consolidated financial statements and related disclosures for all periods presented. All share and per-share amounts, including earnings per share (“EPS”), have been adjusted accordingly to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

The impact of the reverse stock split is summarized as follows:

●	The total number of issued and outstanding shares of common stock decreased from 23,275,171 to 388,003 as of December 31, 2024.
●	Earnings per share and other per-share data were adjusted proportionally to reflect the reverse stock split.
●	The reverse stock split had no impact on the Company’s total stockholders’ equity, net income, or overall financial condition.

Management believes that the reverse stock split was necessary to regain compliance with stock exchange listing requirements and improve marketability of the stock.

Going Concern

As of December 31, 2024, the Company had $6,879,552 in its operating bank accounts and working capital deficit of $7,441,131.

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

Inflation Reduction Act of 2022

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. As such the Company has accrued for the estimated excise tax as a result of the redemptions that occurred after December 31, 2022. As of December 31, 2024, and June 30, 2024, the excise tax payable is $2,260,783 and $2,067,572, respectively. The December 31, 2024 balance includes $193,211 in penalties due to late filing and non payment of taxes as of December 31, 2024. As of the date of filing the Company has not paid the excise tax and as such the Company may be subject to interest and penalties which have been estimated and accrued.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Transition Report on Form 10-KT, as filed with the SEC on October 16, 2024. The accompanying condensed balance sheet as of June 30, 2024 has been derived from the audited financial statements included in the Form 10-KT. The interim results for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the year ending June 30, 2025 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Goodwill

We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates, and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. As a result of the Deferred tax the Goodwill balance was reduced by the benefit received. As of December 31, 2024, the fair value of goodwill was $6,142,525, as described in Note 10.

Intangible Assets

Developed technology and customer relationships are amortized using the straight-line method over the ten-year and twelve-year estimated useful lives of the assets, respectively. As of December 31, 2024, the carrying value of developed technology and customer list was $1,880,725 and $13,536,472, respectively, as described in Note 10 and Note 11.

Impairment of Long-lived and Intangible Assets

The Company had no impairment charges during the three-month and six-month periods ended December 31, 2024 and 2023.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

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

The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued and outstanding. For the three and six months ended December 31, 2024, the calculation excludes the dilutive impact of warrants because none would be issued under treasury method. For the three months ended December 31, 2024, the dilutive shares were excluded as including them would be antidilutive. For the six months ended December 31, 2024, the convertible financial instrument and other share obligations were included in the dilutive calculation under the as converted method, as such the number of shares were included as if the shares were issued on July 1, 2024 and the interest expense and the change in fair value associated with the financial instruments was adjusted from net income to determine the numerator and denominator.

For the three and six months ended December 31, 2023, the calculation excludes the dilutive impact of these instruments because the exercise of the warrants were contingent upon the occurrence of future events and inclusion would be antidilutive.

The following table reflects the calculation of basic net income (loss) per share of common stock (in dollars, except share amounts):

	Three Months Ended
	December 31, 2024	December 31, 2023
	Non-		Non-
	redeemable	Redeemable	redeemable
Basic net income (loss) per common stock
Numerator:
Allocation of net income, as adjusted	$(419,690)	$186,854	$186,146
Denominator:
Basic weighted average common stock outstanding	377,287	84,173	83,854
Basic net income per common stock	$(1.11)	$2.22	$2.22

For the three months ended December 31, 2024 and 2023 the diluted net income (loss) per share of common stock was excluded as including them would result in anti dilution.

The following table reflects the calculation of basic net income (loss) per share of common stock (in dollars, except share amounts):

	Six Months Ended
	December 31, 2024	December 31, 2023
	Non-		Non-
	redeemable	Redeemable	redeemable
Basic net income (loss) per common stock
Numerator:
Allocation of net income, as adjusted	$10,328,343	$59,067	$57,955
Denominator:
Basic weighted average common stock outstanding	316,846	85,463	83,854
Basic net income per common stock	$32.60	$0.69	$0.69

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

The following table reflects the calculation of diluted net income (loss) per share of common stock (in dollars, except share amounts):

	Six Months Ended
	December 31, 2024	December 31, 2023
	Non-		Non-
	redeemable	Redeemable	redeemable
Diluted net income (loss) per common stock
Numerator:
Allocation of net income,	$10,328,343	$59,067	$57,955
Change in fair value of financial instruments	(13,973,592)	—	—
Interest on dilutive instruments	4,040,450	—	—
Allocation of net income, as adjusted	$395,201	$59,067	$57,955
Denominator:
Dilutive weighted average common stock outstanding	316,846	83,463	83,854
If converted shares	3,096,497	—	—
	3,413,343	83,463	83,854
Diluted net income (loss) per common stock	$0.12	$0.69	$0.69

Below is a summary of the dilutive instruments as of December 31, 2024 and 2023:

Description	December 31, 2024	December 31, 2023
Sellers Notes	1,690,638	—
Convertible notes	544,044	—
Secured convertible note	756,248	—
Subscription agreement	81,352	—
Tau agreement	6,025	—
Stock payable	12,500	—
Promissory note	5,690	—
Total Shares issuable under Convertible Note obligations – if converted total dilutive	3,096,497	—

Public Warrants	10,062,500	10,062,500
Private Warrants	5,553,125	6,153,125
Secured convertible note warrants	600,000	—
Total excluded under treasury method – out of the money	16,215,625	16,215,625

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The adoption of ASU 2023-07 had no impact on the Company’s consolidated financial position, results of operations, or cash flows. However, the Company has expanded its segment disclosures to provide additional transparency regarding significant segment expenses and how segment performance is evaluated by the chief operating decision maker (CODM). The Company’s chief operating decision maker (“CODM”) has been identified as the Executive Chair and Principal Executive and Financial Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2025.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. CASH SEGREGATED IN ACCORDANCE WITH FEDERAL REGULATIONS

Wilson-Davis is required by Rule 15c3-3 of the SEC to maintain a cash reserve with respect to customers’ transactions and credit balances, on a settlement date basis. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of December 31, 2024, was calculated to be $19,801,604. Wilson-Davis had $20,488,117 cash on deposit in the reserve account, which was $686,513 over the amount required. On January 2, 2025, Wilson-Davis withdrew $185,000 from the reserve account in accordance with the rule, which resulted in an excess of $501,513.

Wilson-Davis is required by Rule 15c3-3 of the SEC to maintain a cash reserve with respect to broker-dealer transactions and credit balances. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of December 31, 2024, was calculated to be $100,000. Wilson-Davis had $200,618 cash on deposit in the reserve account, which was $100,618 more than the amount required. On January 2, 2025, Wilson - Davis withdrew $618 from the reserve account.

NOTE 4. NET CAPITAL REQUIREMENTS

As a broker-dealer, Wilson-Davis is subject to the uniform net capital rule adopted and administered by the SEC. The rule requires maintenance of minimum net capital and prohibits a broker-dealer from engaging in securities transactions at a time when its net capital falls below minimum requirements, as those terms are defined by the rule. Under the alternative method permitted by this rule, net capital shall not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. Also, Wilson-Davis has a minimum requirement based upon the number of securities markets that it maintains. On December 31, 2024, Wilson-Davis’s net capital was $10,568,557, which was $10,318,557 in excess of the minimum required.

NOTE 5 – CASH AND RESTRICTED CASH

Reconciliation of cash and restricted cash as shown in the condensed statements of cash flows is presented in the table below:

For the Six Months Ended
December 31, 2024
Cash and cash equivalents	$6,879,552
Cash segregated - customers	21,377,503
Cash segregated - PAB	200,618
Total cash and restricted cash shown in the statement of cash flows.	$28,457,673

NOTE 6 – CUSTOMER RECEIVABLE AND PAYABLES

Accounts receivable from and payable to customers at December 31, 2024, include cash and margin accounts. Securities owned by customers are held as collateral for any unpaid amounts. Such collateral is not reflected in the financial statements. The Company provides an allowance for doubtful accounts, as needed, for accounts in which collection is uncertain. Management periodically evaluates each account on a case-by-case basis to determine impairment. Accounts that are deemed uncollectible are written off to bad debt expense. Bad debt expense net of bad debt recoveries and trading error adjustments for the three- and six-month period ended December 31, 2024 was $5,707 and $6,346, respectively and $0 for the three and six months period ended December 31, 2023.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

NOTE 7 – PROPERTY AND EQUIPMENT

Depreciation expense for the three-month and six months period ended December 31, 2024, was $4,569 and $9,138, respectively. The Company acquired the below on February 9, 2024, in connection with the acquisition of Wilson-Davis, see Note 10 for further detail. Property and equipment are summarized by major classifications as follows:

December 31, 2024
Equipment	$150,202
Leasehold improvements	89,087
Software	85,042
Furniture and fixtures	51,717
376,048
Less: Accumulated depreciation and Amortization	(369,106)
$6,942

NOTE 8. RELATED PARTY TRANSACTIONS

Related Party Share Issuance/Transfers

Quantum Ventures LLC (“Quantum Ventures” or the “Sponsor”) and AtlasFinTech transferred 1,558,923 and 991,665 pre reverse split shares, respectively for total contributed shares of 2,550,588 or 42,510 post reverse split shares recorded as contributed capital for $2,412,930. The Company recorded contributed capital for the value of the liabilities settled with their personal shareholding. The contributed capital recognized was $21,299 in interest paid in shares for Promissory Notes, $217,397 in interest paid in shares for Secured Convertible Note, $400,000 of Principal converted under the Chardan convertible note along with $212,803 in interest paid in shares for the Chardan convertible note, $351,141 in interest paid in shares for Short and long term Notes and $1,210,290 for payment in shares under the contingent obligation to sellers.

On August 9, 2024, the Company entered into a Satisfaction of Discharge of indebtedness agreement with Atlas FinTech. Pursuant to the agreement the Company issued 2,788,276 pre reverse split or 46,471 post reverse split shares in satisfaction of $803,860 included in accounts payable. In addition, the Company issued 1,337,500 pre reverse split or 22,292 post reverse split shares as reimbursement for 991,665 pre reverse split or 16,528 post reverse split shares that were transferred by AtlasFinTech, as stated above, to satisfy the Company requirements to pay interest on various loans with unrestricted shares. As such a total of 4,125,776 pre reverse split or 68,763 post reverse split shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) were transferred to Atlas FinTech in satisfaction.

Advances from Related Parties

Atlas FinTech, a related party and shareholder, incurred expenditures of $803,860 in connection with the business combination. The amount is included in account payable and accrued liabilities as of June 30, 2024. On August 9, 2024 the Company issued 2,788,276 pre reverse split or 46,471 post reverse split shares to Atlas FinTech as full settlement of this payable as described above.

On December 27, 2024, a director of the Company advanced $9,000 to cover the Company registration statement filings fees, the amount remains unpaid and is included in account payable.

NOTE 9. NOTES PAYABLE AND COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company filed a registration statement on Form S-1 to register the resale of up to 77,577,099 shares of Common Stock by the selling stockholders named in the registration statement, which became effective on August 14, 2024. The Company will not receive any of the proceeds from these sales.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

Earnout liability

In connection with the Closing, and pursuant to the terms of the Business Combination Agreement, stockholders of AtlasClear (the “AtlasClear Stockholders”) received merger consideration (the “Merger Consideration Shares”) consisting of 4,440,000 shares pre reverse split or 74,000 post reverse split of common stock of the Company, par value $0.0001 per share (the “Common Stock”). In addition, the AtlasClear Stockholders will receive up to 5,944,444 shares pre reverse split or 99,074 post reverse split of Common Stock (the “Earn Out Shares”) upon certain milestones (based on the achievement of certain price targets of Common Stock following the Closing). In the event such milestones are not met within the first 18 months following the Closing, the Earn Out Shares will not be issued. Atlas FinTech will also receive up to $20 million of shares of Common Stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for five years following Closing, with no catch-up between the years. The Earn Out provision was analyzed under ASC 480 and ASC 815. the Software Products Earn Out Shares Payments in this transaction are within the scope of ASC 480 and therefore will be accounted for as a liability and included in the purchase price consideration. The revenue earnout was estimated using a Monte Carlo simulation to determine if and when the revenue hurdles would be achieved. The revenue volatility and revenue to equity correlation was based upon the same guideline public companies. The Monte Carlo simulation was performed simultaneously on both the share price and revenue to account for the correlation between revenue and equity. See Note 14 Fair Value Measurements for additional information.

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

During the six-month period ended December 31, 2024, the Company received conversion notices for an aggregate principal amount of $725,000, and received a total of 2,263,031 pre reverse split or 37,717 post reverse split shares of Common Stock, of which 366,750 pre reverse split or 6,113 post reverse split were registered shares transferred from Quantum Ventures and 127,159 pre reverse split or 2,119 post reverse split were registered shares transferred from Atlas FinTech, (see Note 8 above), and 1,769,122 pre reverse split or 29,485 post reverse split were newly issued registered shares. During the six month period ended December 31, 2024, Quantum Ventures transferred 145,606 pre reverse split or 2,427 post reverse split and Atlas fintech transferred 52,590 pre reverse split or 877 post reverse split registered shares to pay for accrued interest of $212,803.

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

DECEMBER 31, 2024

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

In connection with the Settlement Agreement, on October 23, 2024, the Company and Chardan entered into an amendment (the “Chardan Amended RRA”) to the registration rights agreement, dated February 9, 2024, pursuant to which the Company agreed, among other things, to file, by December 31, 2024, a registration statement with the SEC, registering the resale of shares of Common Stock issuable upon conversion of the Amended Chardan Note. If the resale registration statement (i) was not filed by December 31, 2024, then the interest rate of the Amended Chardan Note will increase by 2% per annum until the date of the filing, and shall be prorated for such period until the date of such filing and (ii) is not effective by March 31, 2025, then the interest rate on the Amended Chardan Note will increase to 19.99% per annum from March 31, 2025 until the date of effectiveness.

The Amended Note is a Troubled Debt Restructuring (“TDR”) in scope of ASC 470-60, as the Company is both experiencing financial difficulty and Chardan has granted a concession. Since the debt restructuring involves a modification of terms of the note, it is accounted for prospectively from the time of restructuring (i.e., a new effective interest rate is established based on the carrying value of the Original Note and the revised cash flows). In addition, the maximum total undiscounted future cash payments $5,209,764 exceed the carrying amount of the Original Note $3,282,518; therefore, no adjustment to the carrying amount of the restructured debt is required and no restructuring gain is recognized. Any new fees to Chardan should be capitalized and amortized, while fees paid to third parties should be expensed. Any changes to the terms of the bifurcated derivative will go through income as a change in fair value.

During each of the three and six-month periods ended December 31, 2024, the Company recognized $137,872 in interest expense on the principal and $86,209 and $178,940, respectively, of interest related to the amortization of the debt discount created with the derivative liability.

As of December 31, 2024, the principal balance on the note was $5,209,764 and $1,834,516 of unamortized remaining discount for total carrying balance of $3,375,248. See Note 14 for additional information on the fair value and change in fair value related to the derivative.

Commercial Bancorp

On November 14, 2024, the Company and Commercial Bancorp agreed to amend the agreement and plan of merger, dated November 16, 2022 (as amended, the “Bank Acquisition Agreement”), to extend the termination date of the Bank Acquisition Agreement from

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

November 16, 2024, to May 14, 2025. Pursuant to the amendment, the parties expect to enter into a new and mutually agreed agreement for the Company to acquire the shares held by such shareholders of Commercial Bancorp. No Commercial Bancorp shareholder is required to agree to such amended or new agreement. Failure to enter into a new agreement or amendment to the Bank Acquisition Agreement shall constitute termination of the Bank Acquisition Agreement without liability. The Company shall issue to the shareholders of Commercial Bancorp, without additional compensation, 500,000 pre reverse split or 8,333 post reverse split shares of common stock and the previously issued 40,000 pre reverse split or 667 post reverse split shares to the Commercial Bancorp shareholders shall be cancelled. The shares have not yet been issued as of the date of filing as such the obligation to issue shares was recorded at $87,500 recorded as a deposit. The stock payable was revalued as of December 31, 2024 based on the level 1 trading prices of Common Stock of $10.08 resulting in a stock payable of $83,997.

Expense Settlements

●	Carriage House Capital, Inc. – up to 350,000 pre reverse split or 5,833 post reverse split shares of Common Stock that were issued, or may become issuable, to Carriage House Capital, Inc. (“Carriage”), pursuant to the Consulting Agreement, dated as of February 19, 2024, between Carriage and the Company (the “Carriage Agreement”), as partial consideration for consulting services rendered to the Company, at the price per share of $4.98 pre reverse split or $298.80 post reverse split on the day of issuance. The total consideration due under the Consulting Agreement is 350,000 shares of Common Stock, 100,007 shares of which were due upon signing of the contract and 27,777 shares of which are due in months four through twelve from the date of signing. On February 9, 2024, 100,000 pre reverse split or 1,667 post reverse split shares were issued, and were valued at $4.98 pre reverse split or $298.80 post reverse split per share as agreed upon consideration. The Stock payable for the remaining 250,000 pre reverse split or 4,167 post reverse split shares was valued at $1,244,965 and recorded as a stock payable at date the agreement. As of December 31, 2024 and June 30, 2024 the fair value of the 4,167 post reverse split stock payable was $41,986 and $259,893, respectively. The shares were valued at the closing price of the ATCH trading shares on December 31, 2024 and June 30, 2024 using a level 1 measurements. As a result, the company recognized $21,757 and $217,907, respectively in the change in fair value related to the Stock Payable during the three and six months period ended December 31, 2024.
●	Interest Solutions, LLC – 144,454 pre reverse split or 2,408 post reverse split shares of Common Stock that may become issuable to Interest Solutions, LLC (“Interest Solutions”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $2.00 pre reverse split or $120 post reverse split. Accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three and six month period ended December 31, 2024 the company recognized $8,815 and $17,826 in interest expenses. Quantum Ventures transferred 4,457 pre reverse split or 74 post reverse split registered shares to pay for $9,011 in accrued interest. As of December 31, 2024 and June 30, 2024, there is $297,723 and $288,908 included in Promissory note payable.
●	JonesTrading Institutional Services LLC – up to 196,983 pre reverse split or 3,283 post reverse split shares of Common Stock that may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $2.00 pre reverse split or $120 post reverse split. Accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three and six month periods ended December 31, 2024 the Company recognized $12,021 and $24,309 in interest expenses and the Quantum Ventures transferred 6,077 pre reverse split or 101 post reverse split registered shares to pay for $12,288 in accrued interest. As of December 31, 2024 and June 30, 2024, there is $405,987 and $393,966 included in Promissory note payable.
●	Toppan Merrill LLC – the Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note is February 8, 2026 and the note accrues interest at a rate of 13% per annum. The principal and interest payments due under the note is not payable in shares of Common Stock. As of December 31, 2024 and June 30, 2024, there was $175,286 and $170,094, respectively, included in Promissory note payable.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

●	Winston & Strawn LLP – up to $2,500,000 in shares of Common Stock that may become issuable to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”). Pursuant to the Winston Agreement, the Company may issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. As of December 31, 2024 and June 30, 2024, the amount is included in Subscription agreement as an liability of $2,473,529 and $2,425,647, respectively. Due to the nature of the settlement terms, the subreption agreement was deemed to be a derivative liability to the Company as of June 30, 2024 under ASC 480. Change in fair value of the subscription agreement are measured at each reporting period with change reported in earnings. See valuation approach and further disclosure on Note 15.

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

The Funicular Note has a stated maturity date of November 9, 2025. Interest accrues at a rate per annum equal to 12.5%, and is payable semi-annually on each June 30 and December 31. On each interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind by increasing the principal amount of the Funicular Note. In the event of an Event of Default (as defined in the Funicular Note), in addition to Funicular’s other rights and remedies, the interest rate would increase to 20% per annum. The Funicular Note is convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at an initial conversion price of $10.00 per share pre reverse split or $600 post reverse split (the “Conversion Price”). The Conversion Price is subject to adjustment monthly to a price equal to the trailing five-day VWAP, subject to a floor of $2.00 per share pre reverse split or $120 post reverse split (provided that if the Company sells stock at an effective price below $2.00 per share pre reverse split or $120 post reverse split, such floor would be reduced to such effective price), and is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. The Company has the right to redeem the Funicular Note upon 30 days’ notice after the earlier of August 7, 2024 and the effectiveness of the Registration Statement (as defined in the Funicular Note), and Funicular would have the right to require the Company to redeem the Note in connection with a Change of Control (as defined in the Note), in each case for a price equal to 101% of the outstanding principal amount of the Note plus accrued and unpaid interest. The Funicular Note contains covenants which, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, incur additional liens and sell its assets or properties.

As a result of the delay in filing the registration statement the Company incurred $1,500,000 in fees through June 30, 2024 which has been added to the principal of the note. During the quarter ended December 31, 2024, the Company incurred an additional $600,000 in fees due to delays in the registration statement and the unpaid interest of $407,507 was applied to the principal balance for a total principal balance of $8,507,507 as of December 31, 2024. In addition, due to the delayed registration statement the company will be required to pay 20% interest on principal balance due.

As of December 31, 2024, the Company recognized $899,165 in interest expense on the principal and $180,085 of interest related to the amortization of the debt discount issued with the note. As of December 31, 2024, the carrying value of the notes was $8,745,699 net of discount of $611,496. During the six month period the Quantum Ventures transferred 368,004 pre reverse split or 6,133 post reverse split registered shares to pay for accrued interest of $217,373.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

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

During the six month ended December 31, 2024, the Company received conversion notice for a total $359,896 in short term loan principal and $7,530 of short term loan interest, receiving a total of 1,862,116 pre reverse split or 31,035 post reverse split shares of common stock newly issued registered shares. During the three and six months ended December 31, 2024, the company recognized $150,803 and $309,136 in interest expense on the short-term principal, $259,063 and $518,128 in interest expense on the long-term principal and $99,890 and $199,780 of interest related to the amortization of the debt discount on long-term loan created with the derivative liability. During the six month period the Quantum Ventures transferred 368,004 pre reverse split or 6,133 post reverse split registered shares to pay for accrued interest of $92,083 on short-term loan and $259,058 on long-term loan. As of December 31, 2024 the Principal balance on the short-term loan is $4,640,104 and $301,606 in accrued interest net of $0 of unamortized debt discount for total carrying balance of $4,941,710 in short-term loans. As of December 31, 2024 the Principal balance on the long-term loan was $7,971,197 and $518,134 in accrued interest net of $421,756 of unamortized debt discount for total carrying balance of $8,067,569 in long-term loans.

Contingent Guarantee

In connection with the acquisition of Wilson-Davis, Founder shares were transferred to cover a cash deficit of $4,000,000. The share have a make-whole provision that require to be accounted for under ASC 480. The Company has valued the obligation as of June 30, 2024 of $3,256,863 based on the cash value that would need to be renumerated by the Company. The value of the cash that would be paid was deemed to be the fair value of the contingent guarantee. The Company analyzed the public sales of the shares transferred to determine the amount of cash recovered less the $4,000,000 contingent guarantee resulting in a liability due of $3,256,863. As of February 9, 2024 the 885,010 shares transferred by the Founder were valued at $8,850,100 which was greater than the $4,000,000 guaranteed value as such the value of the guarantee was deemed to be zero on February 9, 2024. As a result of the decrease in stock prices through June 30, 2024 the Sellers have recovered $743,137 in cash through sales of the shares transferred resulting in the value of the liability as of June 30, 2024 to be $3,256,863.

During the six-month period ended December 31, 2024, the Atlas FinTech agreed to transfer 1,234,990 in registered shares to the sellers under the contingent guarantee, resulting in a reduction in the contingent guarantee of $1,210,290 based on the fair value of the shares transferred on the transfer date.

On August 9, 2024, the Company entered into an agreement to modify the terms of the contingent guarantee where the Company agreed to enter into a convertible note on the amount that has not yet been recovered through share issuances of $2,886,347 plus a 5% convenience fee applied resulting in the Company issuing a convertible note of $3,030,665 due February 9, 2026. This Convertible Promissory Note (this “Merger Financing”) is being issued pursuant to that certain Post-Closing Agreement dated effective August 9, 2024 (the “Agreement”), by and between the Company and the former stockholders of Wilson-Davis, to address the remaining Gross Proceeds Shortfall that cannot be remedied by the transfer of Additional Shares. Capitalized terms used but not defined herein shall have the meanings given to them in the Stock Purchase Agreement, as defined in the Agreement. The note was analyzed under ASC 480 and ASC 815, as a result of the Company not having sufficient shares authorized to settled the convertible note, the Merger Financing note falls under ASC 815.

Under ASC 815 the conversion feature was bifurcated resulting in a conversion liability of $113,044 for the Merger Financing and at issuance. For the three and six months ended December 31, 2024, the Company recognized $100,685 and $157,594 in interest expense on the principal and $18,944 and $29,651 of interest related to the amortization of the debt discount created with the derivative liability the carrying balance as of December 31, 2024 is $3,104,866, net of 83,393 in unamortized debt discount. See Note 14 for additional information on the fair value of the derivative.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

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

The issuance and sale of the shares of Common Stock pursuant to the ELOC will be exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof. The Company filed a registration statement with the Securities and Exchange Commission for the resale by Tau of at least 10,000,000 pre reverse split or 166,667 post reverse split shares of Common Stock (the “Commitment Amount”).

The Company sold to Tau the Common Stock at a Purchase Price equal to 97% of the lowest VWAP of the Common Stock during a pricing period of 3 consecutive trading days commencing on the trading day the Advance Notice is received by the Investor. If the VWAP on any trading day during a pricing period under was below a minimum price set by the Company in connection with each Advance Notice (the “MAP”) then for each such trading day (i) the requested Advance amount was automatically reduced by an amount equal to 33% of the original requested Advance amount and (ii) such day was not be factored into the determination of the Market Price.

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

As consideration the Company was to issue to the Investor a fee equal to 1.25% of the Commitment Amount (the “Commitment Fee”) due in shares upon closing based on the closing price on the day prior to approval of the S-1. As the Commitment Fee is a variable share obligation within the scope of ASC 480, it must be initially and subsequently measured at fair value through earnings at each reporting period.

When estimating the fair value, the Company has followed the guidance in ASC 820 Fair Value Measurement.

As both the Commitment Amount and Commitment Fee were issued in a single transaction and are both remeasured to fair value through earnings in each subsequent reporting period, the proceeds received should be allocated to each freestanding financial instrument on a relative fair value basis. As such, as of December 31, 2024 the Company requested advance notices for a total of $569,345 which resulted in approximately 2,475,000 shares pre reverse split or 41,250 post reverse split to be issued.

Tau sold and settled 2,475,000 shares pre reverse split or 41,250 post reverse split of the shares which were issued under the ELOC resulting in realized sale of $546,099, Tau purchased the shares for $569,345 resulting in a realized loss to the Company of $23,245. As a result, the Company has a subscription receivable of $12,717 and received $533,382 in cash proceeds under the ELOC.

See Note 14 for additional information regarding the fair value method applied to the ELOC agreement and related disclosures.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

Hanire Purchase Agreement

On December 31, 2024, AtlasClear Holdings, Inc. (the “Company”) and Hanire, LLC (“Hanire”) entered into a securities purchase agreement (the “Hanire Purchase Agreement”) for the purchase and sale, in a private placement, of (i) up to 333,333 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at a purchase price of $15.00 per share (after giving effect to the 1-for-60 reverse stock split effected by the Company on December 31, 2024), and (ii) a convertible promissory note (the “Hanire Note”) in the principal amount of up to $40 million (plus any amount by which the aggregate purchase price paid by the Investor for the Shares is less than $5 million as a result of the Share Limit, as defined below). To the extent the number of Shares to be purchased by Hanire at the Closing would cause Hanire to own more than 19.9% of the Company’s outstanding voting stock, the number of Shares will be reduced such that the number of Shares is equal to 19.9% of the total outstanding voting stock (the “Share Limit”). The consummation of the issuance and sale of the Shares and the Note (the “Hanire Closing”) is to occur at such time as agreed to by the Company and Hanire on or before January 31, 2025 (subject to extension by up to 15 days by Hanire), subject to customary closing conditions. As of December 31, 2024, no funding under the agreement has closed.

The Hanire Note will provide for Hanire to loan funds, up to the aggregate maximum principal amount of the Hanire Note, in tranches, as follows: (i) $5 million (plus any amount by which the aggregate purchase price paid by Hanire for the Shares is less than $5 million as a result of the Share Limit) at the Hanire Closing, (ii) $12.5 million upon the Company securing a settlement of amounts outstanding to the principal owners of Wilson-Davis, (iii) $7.5 million at such time as the Company files a quarterly report on Form 10-Q or annual report on Form 10-K that shows that the Company has achieved positive net income on a consolidated basis in the most recent reporting period, and (iv) $15.0 million at such time as the Company receives approval from all regulatory authorities to acquire Commercial Bancorp of Wyoming. Unpaid principal amounts under the Note will accrue simple interest at a rate of 12.0% per annum, payable commencing three months after the initial draw and thereafter quarterly until the maturity date of January 31, 2028. The unpaid principal amount and all accrued interest under the Note is convertible at any time after certain conditions are met (including receipt of stockholder approval for the issuance of shares upon conversion), at the option of Hanire, into shares of Common Stock (the “Conversion Shares”) at a conversion rate equal to 60% of the volume-weighted average price of the Common Stock for the 20-consecutive trading day period immediately prior to the conversion date.

In connection with the execution of the Purchase Agreement the Company and Hanire entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file, promptly (and in any event within 30 days) after the Closing, a registration statement covering the resale of all of the Shares and the Conversion Shares. The Company also agreed to use reasonable best efforts to have such registration statement declared effective within a specified period of time after filing (the “Effectiveness Deadline”). Under certain circumstances, including the Company’s failure to file the registration statement within such 30-day deadline or the failure of the registration statement to have been declared effective by the Effectiveness Deadline, the Company will have the obligation to pay liquidated damages in an amount equal to 0.5% of the aggregate amount paid for the applicable registrable securities for each 30-day period that the applicable default continues, subject to a cap of 5% of the aggregate purchase price paid for the applicable securities.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

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

DECEMBER 31, 2024

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

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of Wilson-Davis operations and AtlasClear Holdings’ operations, as though the acquisition of Wilson-Davis had been completed as of the beginning of fiscal 2023. The pro forma financial information for the three and six months ended December 31, 2023 combines our results for these periods with that of AtlasClear Holdings’ results for the three and six months ended December 31, 2023.

The following table summarizes the unaudited pro forma financial information:

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Total revenue	$1,616,686	$3,450,850
Net loss	$(272,973)	$(1,848,772)

Weighted average shares
Basic	196,696	196,696
Net loss per shares:
Basic	$(1.39)	$(9.40)
Weighted average shares
Diluted	196,696	196,696
Net loss per shares:
Diluted	$(1.39)	$(9.40)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2023. The financial information for the periods presented above includes pro forma adjustments as follows:

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Transaction cost	$—	$—
Amortization of intangibles	$(307,192)	$(614,384)
Interest earned on investments held in trust	$(352,512)	$(1,074,902)

NOTE 11. INTANGIBLE ASSETS

Pacsquare Purchase Agreement

Pursuant to the transactions contemplated by a letter of intent, on February 16, 2024, AtlasClear and Pacsquare entered into a Source Code Purchase Agreement and Master Services Agreement (the “Pacsquare Purchase Agreement”), pursuant to which AtlasClear acquired the AtlasClear Platform. Pursuant to the Pacsquare Purchase Agreement, Pacsquare will develop, implement and launch the

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

AtlasClear Platform and provide maintenance and support services as described in the agreement. The Pacsquare Purchase Agreement provides that Pacsquare will develop and deliver to AtlasClear the Level 1 equities trading platform and that it will develop and deliver all modules of the clearing platform within 12 months of signing the Pacsquare Purchase Agreement. AtlasClear owns all the intellectual property relating to the AtlasClear Platform, including the software and source code. The Pacsquare Purchase Agreement also granted AtlasClear a right of first refusal to any products or services that relate to trading, settlement, clearance or any other business of AtlasClear that Pacsquare proposes to offer to other persons. The purchase price for the assets was $4.8 million as follows: (i) $1.9 million, consisting of (A) $100,000 payable in a cash upon delivery of the source code and execution of the Pacsquare Purchase Agreement; (B) $850,000 payable in shares of Common Stock at a price of $6.00 per share; and (C) $950,000 to be paid in four monthly installments of $237,500, payable in shares of Common Stock at the price per share on the day of issuance and (ii) $2.7 million to be paid ratably on a module-by-module basis upon delivery and acceptance of each of the AtlasClear Platform modules. AtlasClear has sole discretion to determine whether any of the foregoing payments will be made in cash or shares of Common Stock. As of June 30, 2024, the Company has issued 336,000 pre reverse split or 5,600 post reverse split shares of Common Stock 141,667 pre reverse split or 2,361 post reverse split of which were valued at $6 pre reverse split or $360 post reverse split per share as per agreed upon terms and 194,333 pre reverse split or 3,239 post reverse split valued at $1.50 pre reverse split or 5,600 post reverse split $90 per share based on the fair value of common stock on March 12, 2024 the date the shares were issued to Pacsquare pursuant to the terms of the Pacsquare Purchase Agreement and paid $500,000 in cash and accrued $85,000 in accounts payable for total carrying value of $1,726,500. During the six months ended December 31, 2024 the Company issued 500,000 pre reverse split or 8,333 post reverse split shares valued at $122,300 on issuance date to Pacsquare as additional consideration towards the AtlasClear platform and accrued and additional $15,000 in accrued invoices received bringing the balance to $1,928,800 as of December 31, 2024. Of the $100,000 accrued as of September 30, 2024, the Company paid $60,000 in cash leaving $40,000 payable included in accounts payable. The AtlasClear platform has commenced utilization as of the quarter ended December 31, 2024 as such amortization has commenced resulting in $48,075 in amortization expense. The Company anticipates a useful life of 10 years.

Intangible Assets of the company at December 31, 2024, are summarized as follows:

		December 31, 2024
			Accumulated	Impairment
	Est useful life	Cost	Amortization	of Asset	Net

Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Pacsquare assets – Proprietary Software	10 years	1,928,800	(48,075)	—	1,880,725
Customer Lists	12 years	14,625,000	(1,088,528)	—	13,536,472
Intangible Assets		$22,696,325	$(1,136,603)	$—	$21,559,722

Below is a summary of the amortization of intangible assets for the next five years:

Fiscal Year	Amount
June 30, 2025	$699,988
June 30, 2026	1,411,577
June 30, 2027	1,411,577
June 30, 2028	1,414,916
June 30, 2029	1,411,577
Thereafter	9,067,563

NOTE 12. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024 and June 30, 2024, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2024 and June 30, 2024, there were 388,003 and 207,585, respectively.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

The Common Stock commenced trading on the NYSE American LLC (“NYSE”) under the symbol “ATCH” on February 12, 2024. AtlasClear Holdings’ warrants commenced trading on the over-the-counter market (the “OTC”) under the symbol “ATCH WS” on February 12, 2024.

NOTE 13. WARRANTS

As of December 31, 2024 and June 30, 2024, there are 20,125,000 Public Warrants outstanding, each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 prior to reverse split or $690 post reverse split per whole share, that are classified and accounted for as equity instruments. The Public Warrants are now exercisable.

As of December 31, 2024 and June 30, 2024, there are 6,153,125 Private Warrants to purchase an equal number of common shares at an exercise price of $11.50 prior to reverse split or $690 post reverse split per share that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and June 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	June 30,
Description	Level	2024	2024

Liabilities:
Subscription agreement	3	$2,473,529	$2,425,647
Contingent Guarantee	3	$—	$3,256,863
Warrant liability – Private Warrants	3	$123,063	$307,656
Earnout liability	3	$11,044,000	$12,298,000
Convertible notes derivative	3	$1,024,706	$16,462,690
Merger financing derivative	3	$150,490	—
Tau agreement	3	$783,947	$—

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

The key inputs into the Monte Carlo model for the Subscription Agreement were as follows:

	December 31,	June 30,
Input	2024	2024
Market price of public shares	$9.60	$62.40
Equity volatility	64.9%	26.2%
Risk-free rate	4.14%	5.05%

Contingent Guarantee

In connection with the acquisition of Wilson-Davis, Founder shares were transferred to cover a cash deficit of $4,000,000. The share have a make-whole provision that require to be accounted for under ASC 480. The Company has valued the obligation as of June 30, 2024 of $3,256,863 based on the cash value that would need to be renumerated by the Company. The value of the cash that would be paid was deemed to be the fair value of the contingent guarantee. The Company issued shares valued at $1,210,290 during the six months ended December 31, 2024 and based on the value of shares sold as of August 8, 2024 the Company was obligated to repay $2,886,347 under the contingent guarantee, resulting in a change in fair value of $839,775. On August 9, 2024 the Company issued convertible note to modify the repayment conditions, resulting in the extinguishment of the contingent liability and recognizing the fair value of the convertible note agreement referred to as Merger financing, see Note 9 for further discussion and below.

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

DECEMBER 31, 2024

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

	December 31,	June 30,
Input	2024	2024
Market price of public shares	$9.60	$62.40
Risk-free rate	4.25%	4.27%
Dividend yield	0.00%	0.00%
Volatility	64.9%	58.7%
Exercise price	$689.86	$689.86
Effective expiration date	February 2029	February 2029

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

The key inputs into the Monte Carlo model for the Earnout liability were as follows:

	December 31,	June 30,
Input	2024	2024
Market price of public shares	$9.60	$62.40
Revenue volatility	15.00%	15.00%
Discount factor for revenue	10.16%	9.69%

Convertible Note Derivatives

The Conversion derivative, associated with Short-term notes, Long-Term notes, and the Original Chardan Note was accounted for as a liability in accordance with ASC 815-40. The Conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Conversion derivative liability in the consolidated statements of operations. The Convertible note derivative is made up of the fair value of the embedded conversion option included in the Short-term notes, Long-Term notes, and the Original Chardan Note with a fair value as of December 31, 2024 of $247,203, $777,503 and $0, respectively totaling, $1,024,706 and as of June 30, 2024 of $4,807,692, $7,664,613 and $3,990,385, respectively totaling, $16,462,690.

Short-Term Note

On February 9, 2024, the Company issued short-term notes to the former officers and directors of Wilson-Davis. The short-term notes have a conversion feature that qualifies for derivative treatment in accordance with ASC 815-40. On February 9, 2024, and June 30, 2024, the Company valued the derivatives using a Black-Scholes model which is considered to be a Level 3 fair value measurement. The conversion feature is deemed to include an embedded derivative that requires bifurcation and separate account. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability with the offset being a discount to the note. The discount will be amortized as interest expense over the term of the short-term note(s). The derivative liability will be revalued at each reporting period with the change being charged to the income statement. The original derivative liability – for the short term note notes was valued at $487,329. On June 30, 2024, a Black-Scholes calculation was performed (see below chart) and the value of the fair value of the derivative liability – convertible notes increased $4,320,363 to $4,807,692. The original $487,929 discount was amortized over the 90-day maturity. As of June 30, 2024, the Company did not repay the short-term notes, as such has incurred penalty interest from 9% to 13% until the note is repaid. The note is due on demand but will mature on February 9, 2026. No notice of default has been received.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of December 31, 2024 valuation of the convertible note conversion feature under Black-Scholes was no longer appropriate as it does not take into account the probability of multiple components. As such as of December 31, 2024 the conversion feature was valued using Mote Carlo model resulting in the fair value of the conversion option included in the short term loan at $247,203. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of December 31, 2024 were as follows:

December 31,
Input	2024
Market price of public shares	$9.60
Risk-free rate	4.09%
Discount rate	8.95%
Probability of default	20.3%
Recovery rate	28.9%
Volatility	64.9%
Effective expiration date	February 2026

The key inputs into the Black-Scholes model for the Conversion derivative as of June 30, 2024 were as follows:

June 30,
Input	2024
Market price of public shares	$62.40
Risk-free rate	5.49%
Dividend yield	0.00%
Volatility	14,643.0%
Exercise price	$0.99
Effective expiration date	May 2024

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

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of December 31, 2024 valuation of the convertible note conversion feature under Black-Scholes was no longer appropriate as it does not take into account the probability of multiple components. As such as of December 31, 2024 the conversion feature was valued using Mote Carlo model resulting in the fair value of the conversion option included in the long term loan at $777,503. See Note 9 for additional information.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

The key inputs into the Monte-Carlo model for the Conversion derivative as of December 31, 2024 were as follows:

December 31,
Input	2024
Market price of public shares	$9.60
Risk-free rate	4.09%
Discount rate	8.95%
Probability of default	20.3%
Recovery rate	28.9%
Volatility	64.9%
Effective expiration date	February 2026

The key inputs into the Black-Scholes model for the Conversion derivative were as follows:

June 30,
Input	2024
Market price of public shares	$62.40
Risk-free rate	4.90%
Dividend yield	0.00%
Volatility	14,461%
Exercise price	$0.99
Effective expiration date	February 2026

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

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of December 31, 2024, valuation of the convertible note conversion feature under Black-Scholes was no longer appropriate as it does not take into account the probability of multiple components. As such, as of December 31, 2024, the conversion

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Chardan Note at $zero. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of December 31, 2024 were as follows:

December 31,
Input	2024
Market price of public shares	$9.60
Risk-free rate	4.28%
Discount rate	7.18%
Probability of default	4.5%
Recovery rate	47.6%
Effective expiration date	February 2028

The key inputs into the Black-Scholes model for the conversion derivative are as follows:

June 30,
Input	2024
Market price of public shares	$62.40
Risk-free rate	4.52%
Dividend yield	0.00%
Volatility	166,681.0%
Exercise price	$0.84
Effective expiration date	February 2028

Secured Convertible Note

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of December 31, 2024 valuation of the secured convertible note conversion feature now was required to be bifurcated under ASC 815 as such the Company fair valued the embedded derivative. As such as of December 31, 2024 the conversion feature was valued using Mote Carlo model resulting in the fair value of the conversion option included in the Secured Convertible Note at $zero. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of December 31, 2024 were as follows:

December 31,
Input	2024
Market price of public shares	$9.60
Risk-free rate	4.10%
Discount rate	7.35%
Probability of default	16.3%
Recovery rate	47.6%
Volatility	64.9%
Effective expiration date	November 2025

Merger Financing

As discussed above under Contingent Guarantee, on August 9, 2024 the Company issued convertible note to modify the repayment conditions, resulting in the extinguishment of the contingent liability and recognizing the fair value of the convertible note agreement. As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that the merger financing notes conversion feature was required to be bifurcated under ASC 815 as such the Company fair valued the embedded derivative. As such as of August 9, 2024 the issuance date and as of December 31, 2024 the conversion feature was valued using Mote Carlo model resulting in the fair value of the conversion option included in the Merger financing notes at $113,044 and $150,490, respectively. See Note 9 for additional information.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

The key inputs into the Monte-Carlo model for the Conversion derivative as of December 31, 2024 were as follows:

	December 31,	August 9,
Input	2024	2024
Market price of public shares	$9.60	$16.20
Risk-free rate	4.09%	4.78%
Discount rate	8.95%	16.98%
Probability of default	20.3%	25.4%
Recovery rate	28.9%	28.9%
Volatility	64.9%	37.2%
Effective expiration date	February 2026	February 2026

Tau Agreement

As discussed in Note 9 the Tau Agreement has both a Commitment Amount and a Commitment fee that requires to be fair valued under ASC 815 and ASC 480, respectively. As such as of July 31, 2024 the issuance date and as of December 31, 2024 both the Commitment Amount and the Commitment Fee were valued using Mote Carlo model resulting in the fair value of the Commitment Amount at $966,153 and $779,496, respectively and the Commitment Fee at $124,796 and $4,449, respectively.

The key inputs into the Monte-Carlo model for the Commitment Amount as of issuance date of July 31, 2024, and December 31, 2024 were as follows:

	December 31,	July 31
Input	2024	2024
Anticipated Monthly Advance Amounts	$40,000	$40,000
Risk-free rate	4.16%	4.20%
Volatility	64.9%	40.3%
Effective expiration date	July 2026	July 2026

The key inputs into the Monte-Carlo model for the Commitment Fee as of issuance date of July 31, 2024, and December 31, 2024 were as follows:

	December 31,	July 31,
Input	2024	2024
Market price of public shares	$0.21	$16.20
Risk-free rate	4.16%	4.20%
Volatility	64.9%	40.3%
Effective expiration date	July 2026	July 2026

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

The following table presents the changes in the fair value of the following:

	Private	Tau
	Placement	Agreement
	Warrants	Liability
Fair value as of June 30, 2024	$307,656	$—
Initial measurement	—	1,090,949
Transferred to equity	—	(303,000)
Change in valuation inputs or other assumptions	(246,125)	184,559
Fair value as of September 30, 2024	$61,531	$972,508
Transferred to equity	—	115,277
Change in valuation inputs or other assumptions	61,531	73,284
Fair value as of December 31, 2024	$123,063	$783,945

	Conversion	Earnout
	Derivative	Liability
Fair value as of June 30, 2024	$16,462,690	$12,298,000
Change in valuation inputs or other assumptions	(14,320,179)	340,000
Fair value as of September 30, 2024	$2,142,511	$12,638,000
Change in valuation inputs or other assumptions	(1,117,805)	(1,594,000)
Fair value as of December 31, 2024	$1,024,706	$11,044,000

	Subscription	Contingent
	Agreement	Guarantee
Fair value as of June 30, 2024	$2,425,647	$3,256,863
Shares issued as partial payment	—	(1,210,290)
Change in valuation inputs or other assumptions	34,841	839,774
Exchanged to Merger financing note	—	(2,886,347)
Fair value liability as of September 30, 2024	$2,460,488	$—
Change in valuation inputs or other assumptions	13,041
Fair value as of December 31, 2024	$2,473,529

	Merger	Secured
	Financing	Convertible
	Derivative	Derivative
Fair value as of June 30, 2024	$—	$—
Initial measurement	113,044	—
Change in valuation inputs or other assumptions	63,195	89,535
Fair value as of September 30, 2024	$176,239	$89,535
Change in valuation inputs or other assumptions	(25,749)	(89,535)
Fair value as of December 31, 2024	$150,490	$—

There were no transfers between levels during the three months ended December 31, 2024 and 2023.

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

Second ELOC Agreement

On February 5, 2025, the Company and Tau entered into an at-the-market agreement (“Second ELOC Agreement”). Pursuant to the Second ELOC Agreement, upon the terms thereof and subject to the satisfaction of certain conditions, we have the right from time to

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

time at our option to direct Tau to purchase up to a specified maximum amount of shares of our Common Stock, up to a maximum aggregate purchase price of $12.25 million (the “Aggregate Limit”), over the 24-month term of the Second ELOC Agreement. We may request, on dates determined by us, individual advances up to the greater of 2,000 shares or such amount as is equal to 50% of the average daily volume traded of the Common Stock during the 30 trading days immediately prior to the date we request each advance, subject to the Aggregate Limit. Any such advance will reduce amounts that we can request for future advances and draw downs. The purchase price payable for the shares sold pursuant to any advance will be equal to 97% of the lowest VWAP of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice. Tau’s obligation to purchase the shares we request to sell pursuant to any advance is conditioned upon, in addition to certain other customary closing conditions, the continued effectiveness of a registration statement pursuant to which Tau may freely sell the shares to be received.

Subsequent to December31, 2024, the company received $740,500 in proceeds under the original ELOC agreement.

Funicular Amendment

On January 7, 2025, the Company and Funicular Funds, LP (“Funicular”) entered into an Amendment, Waiver and Consent (the “Amendment”). Pursuant to the Amendment, the Company and Funicular agreed to certain amendments to the secured promissory note, in the original principal amount of $6 million (the “Secured Note”), and the registration rights agreement (the “Funicular RRA”), in each case entered into between them on February 9, 2024, including an extension of the maturity date of the Secured Note from November 9, 2025 to January 31, 2028. In addition, Funicular agreed to waive certain defaults by the Company under the Secured Note and the Funicular RRA and consented to the transactions contemplated by the Purchase Agreement.

Issuances of Common Stock

On January 2, 2025, the Company issued 125,000 shares of Common Stock to Tau under the ELOC agreement. The ELOC allowed for at least 10,000,000 pre reverse split or 166,667 post reverse split shares of Common Stock.

On January 3, 2025, the Company issued 7,247 shares of Common Stock to one of the Wilson-Davis sellers as payment of interest on the Short-Term Note.

On January 15, 2025, the Company issued 4,166 shares of Common Stock to Carriage House Capital, Inc. pursuant to the Consulting Agreement, dated as of February 19, 2024, between Carriage and the Company.

On January 21, 2025, the Company issued 130,219 shares of Common Stock to the Wilson-Davis sellers under the Short-Term Note, the Long-Term Note and the Merger Financing Note for total interest accrued as of December 31, 2024, of $971,420. Conversion rate of 90% of the trailing seven-trading day VWAP prior to payment of $7.46.

In connection with the Chardan Note, the Company received conversion notices on February 4, 2025, February 5, 2025, February 7, 2025, February 10, 2025, February 12, 2025, and February 13, 2025 to convert a total of $375,000 of principal for a total of 107,494 shares of Common Stock, the conversion price was based on 90% of the VWAP ranging from $3.198 to $3.890 per share.

On February 6, 2025, the Company issued 6,919 shares of Common Stock to Outside The Box Capital Inc. (“OTB”), pursuant to a Marketing Services Agreement, dated as of September 25, 2024, between the Company and OTB (the “Marketing Agreement”) valued at $3.59 per share based on the closing price of the stock on issuance for total compensation of $24,839.

On February 6, 2025, the Company issued 27,282 shares of Common Stock to AtlasFinTech Holdings, Corp. as repayment of $177,334 of advances made for working capital needs. The shares were valued at $97,942 with corresponding contribution to capital from related party for the difference.

On February 11, 2025, the Company received a conversion notice from a Wilson-Davis Seller to convert a total of $1,400,000 in principal and $21,053 of accrued interest at a conversion rate of 90% of the trailing seven-trading day VWAP prior to payment of $3.51, resulting in the issuance of 404,381 shares of Common Stock.

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

Recent Developments

Reverse Stock Split and Increase in Authorized Shares

On December 31, 2024, we effected a 1-for-60 reverse stock split of our Common Stock. As a result of the reverse stock split, every 60 shares of our issued and outstanding Common Stock were automatically combined into one share of Common stock, with any fractional shares rounded up to the nearest whole share. The reverse stock split did not change the par value of the Common Stock, however, on December 30, 2024, we increased the number of authorized shares to 525,000,000 shares, consisting of 500,000,000 shares of Common Stock and 25,000,000 shares of preferred stock, $0.0001 par value per share. The reverse stock split has been applied retroactively in the accompanying consolidated financial statements and related disclosures for all periods presented. All share and per-share amounts, including earnings per share (“EPS”), have been adjusted accordingly to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

The impact of the reverse stock split is summarized as follows:

●	The total number of issued and outstanding shares of Common Stock decreased from 23,275,171 to 388,003 as of December 31, 2024.
●	Earnings per share and other per-share data were adjusted proportionally to reflect the reverse stock split.
●	The reverse stock split had no impact on the Company’s total stockholders’ equity, net income, or overall financial condition.

We believe that the reverse stock split was necessary to regain compliance with stock exchange listing requirements and improve marketability of the stock.

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

Funicular Convertible Note Financing

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

As a result of the delay in filing the registration statement the Company incurred $1,500,000 in fees through June 30, 2024 which has been added to the principal of the note. During the quarter ended December 31, 2024 the Company incurred an additional $600,000 in fees due to delays in the registration statement and the unpaid interest of $407,507 was applied to the principal balance for a total principal balance of $8,507,507 as of December 31, 2024. In addition, due to the delayed registration statement the company will be required to pay 20% interest on principal balance due.

As of December 3, 2024, the Company recognized $899,165 in interest expense on the principal and $180,085 of interest related to the amortization of the debt discount issued with the note. As of December 31, 2024, the carrying value of the notes is $8,745,699 net of discount of $611,496. During the six-month period Quantum Ventures transferred 368,004 pre reverse split or 6,133 post reverse split registered shares to pay for accrued interest of $217,373. For information regarding the Note

On January 7, 2025, the Company and Funicular entered into an Amendment, Waiver and Consent (the “Funicular Amendment”). Pursuant to the Funicular Amendment, the Company and Funicular agreed to certain amendments to the Funicular Note, and the registration rights agreement (the “Funicular RRA”), including an extension of the maturity date of the Funicular Note from November 9, 2025 to January 31, 2028. In addition, Funicular agreed to waive certain defaults by the Company under the Secured Note and the Funicular RRA and consented to the transactions contemplated by the Funicular Purchase Agreement.

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

For more information about the Chardan Note, see Note 9, Note 14 and Note 15.

Additional Settlements

The Company entered into the following settlements for certain accrued expenses and other obligations to third parties through the issuance of Common Stock and/or convertible promissory notes. Some of the ongoing obligations of the Company pursuant to such settlements are as follows:

●	Carriage House Capital, Inc. – up to 350,000 pre reverse split or 5,833 post reverse split shares of Common Stock that were issued, or may become issuable, to Carriage House Capital, Inc. (“Carriage”), pursuant to the Consulting Agreement, dated as of February 19, 2024, between Carriage and the Company (the “Carriage Agreement”), as partial consideration for consulting services rendered to the Company, at the price per share of $4.98 pre reverse split or $298.80 post reverse split on the day of issuance. The total consideration due under the Consulting Agreement is 350,000 shares of Common Stock, 100,007 shares of which were due upon signing of the contract and 27,777 shares of which are due in months four through twelve from the date of signing. On February 9, 2024, 100,000 pre reverse split or 1,667 post reverse split shares were issued, and were valued at $4.98 pre reverse split or $298.80 post reverse split per share as agreed upon consideration. The Stock payable for the remaining 250,000 pre reverse split or 4,167 post reverse split shares was valued at $1,244,965 and recorded as a stock payable at date the agreement. As of December 31, 2024 and June 30, 2024 the fair value of the 4,167 post reverse split stock payable was $41,986 and $259,893, respectively. The shares were valued at the closing price of the ATCH trading shares on December 31, 2024 and June 30, 2024 using a level 1 measurements. As a result, the company recognized $21,757 and $217,907, respectively in the change in fair value related to the Stock Payable during the three and six months period ended December 31, 2024.
●	Interest Solutions, LLC – 144,454 pre reverse split or 2,408 post reverse split shares of Common Stock that may become issuable to Interest Solutions, LLC (“Interest Solutions”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $2.00 pre reverse split or $120 post reverse split. Accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three and six month period ended December 31, 2024 the company recognized $8,815 and $17,826 in interest expenses. Quantum Ventures transferred 4,457 pre reverse split or 74 post reverse split registered shares to pay for $9,011 in accrued interest. As of December 31, 2024 and June 30, 2024, there is $297,723 and $288,908 included in Promissory note payable.
●	JonesTrading Institutional Services LLC – up to 196,983 pre reverse split or 3,283 post reverse split shares of Common Stock that may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $2.00 pre reverse split or $120 post reverse split. Accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three and six month period ended December 31, 2024 the Company recognized $12,021 and $24,309 in interest expenses and the Quantum Ventures transferred 6,077 pre reverse split or 101 post reverse split registered shares to pay for $12,288 in accrued interest. As of December 31, 2024 and June 30, 2024, there is $405,987 and $393,966 included in Promissory note payable.
●	Toppan Merrill LLC – the Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note is February 8, 2026 and the note accrues interest at a rate of 13% per annum. The principal and interest payments due under the note is not payable in shares of Common Stock. As of December 31, 2024 and June 30, 2024, there was $175,286 and $170,094, respectively, included in Promissory note payable.
●	Winston & Strawn LLP – up to $2,500,000 in shares of Common Stock that may become issuable to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”). Pursuant to the Winston Agreement, the Company may issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. As of December 31, 2024 and June 30, 2024, the amount is included in Subscription agreement as an liability of

$2,473,529 and $2,425,647, respectively. Due to the nature of the settlement terms, the subreption agreement was deemed to be a derivative liability to the Company as of June 30, 2024 under ASC 480. Change in fair value of the subscription agreement are measured at each reporting period with change reported in earnings. See valuation approach and further disclosure on Note 15.
●	Lead Nectar – up to 12,000 pre reverse split or 200 post reverse split shares of Common Stock that may become issuable to Lead Nectar in lieu of payment for internet marketing services the fair value of the shares at grant date was $2,578.
●	Atlas FinTech – 2,788,276 pre reverse split or 46,471 post reverse split shares of Common Stock that may become issuable to Lead Nectar in lieu of payment for internet marketing services the fair shares of Common Stock that were issued to Atlas FinTech pursuant to a Satisfaction and Discharge of Indebtedness Agreement, dated as of August 9, 2024, between Atlas FinTech and the Company (the “Atlas FinTech Agreement”), in lieu of payment of $803,860 of expenses that were paid by Atlas FinTech in connection with a previous proposed business combination of Quantum.

For more information about each of the above settlements, see Note 9.

Results of Operations

Comparison of the Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023

The Company did not have operations until the acquisition of Wilson-Davis in connection with the Business Combination which closed on February 9, 2024. Therefore, the period-to-period comparison below primarily reflects financial results of Wilson-Davis since February 9, 2024.

	Three Months Ended		three Months
	December 31,		Ended
	2024	2023	Changes

REVENUES
Commissions	$1,598,153	$—	1,598,153
Vetting fees	357,601	—	357,601
Clearing fees	785,227	—	785,227
Net gain/(loss) on firm trading accounts	2,245	—	2,245
Other revenue	3,273	—	3,273
TOTAL REVENUES	2,746,499	—	2,746,499

EXPENSES
Compensation, payroll taxes and benefits	1,580,182	—	1,580,182
Data processing and clearing costs	629,733	—	629,733
Regulatory, professional fees and related expenses	1,107,762	611,934	495,828
Communications	126,089	—	126,089
Occupancy and equipment	54,428	—	54,428
Transfer fees	39,917	—	39,917
Bank charges	53,425	—	53,425
Intangible assets amortization	355,268	—	355,268
Other	(51,156)	—	(51,156)
TOTAL EXPENSES	3,895,648	611,934	3,283,714

LOSS FROM OPERATIONS	(1,149,149)	(611,934)	(537,215)

OTHER INCOME/(EXPENSE)
Interest income	460,315	352,512	107,803
Change in fair value of warrant liability derivative	(61,531)	184,594	(246,125)
Change in fair value, convertible note derivative	823,076	—	823,076
Change in fair value, long-term and short-term note derivative	294,729	—	294,729
Change in fair value of contingent guarantee	—	—	—
Change in fair value of non-redemption agreement	—	451,546	(451,546)
Change in fair value of secured convertible note	89,535	—	89,535
Change in fair value of Merger financing	25,749	—	25,749
Change in fair value of earnout liability	1,594,000	—	1,594,000
Change in fair value of subscription agreement	(13,041)	—	(13,041)
Change in fair value stock payable	25,260	—	25,260
Change in fair value of Tau agreement	73,284	—	73,284
Interest expense	(2,667,285)	—	(2,667,285)
TOTAL OTHER INCOME/(EXPENSE)	644,091	988,652	(344,561)

Income before provision for income taxes	(505,058)	376,718	(881,776)
Benefit (provision) for income taxes	85,368	(3,718)	89,086
Net income (loss)	$(419,690)	$373,000	(792,690)

Revenues of $1,598,153 for the three months ended December 31, 2024, represent a 100% increase from revenues of $0 for the three-month period ended December 31, 2023. Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the SEC and a member in good standing of FINRA. Wilson-Davis is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. Wilson-Davis also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending and margin accounts. During its history, Wilson-Davis has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

Total expenses of $3,895,648 for the three months ended December 31, 2024, represent a significant increase of $3,283,714 from total expenses for the three-month period ended December 31, 2023. The increase was primarily due to the operations for Wilson-Davis; the prior period the Company was non-operational.

Compensation, payroll taxes and benefits increased to $1,580,182 for the three-month period ended December 31, 2024. No expense was recorded in the three-month period ended December 31, 2023. The increase was due to compensation, payroll taxes and benefits related to Wilson-Davis; the prior period the Company was non-operational.

Data processing and clearing costs increased to $629,733 for the three-month period ended December 31, 2024. No expense was recorded in the three-month period ended December 31, 2023. The increase was due to data processing and clearing cost related to Wilson-Davis; the prior period the Company was non-operational.

Regulatory, professional fees and related expenses increased to $1,107,762 for the three months ended December 31, 2024. An increase of $495,828 from $611,934 recorded in the three-month period ended December 31, 2023. The increase was primarily due to the operations for Wilson-Davis, the prior period the Company was non-operational.

Intangible asset amortization increased $355,268 for the three-month period ended December 31, 2024. No expense was recorded in the three-month period ended December 31, 2023. The increase was due to the intangible assets acquired from Wilson-Davis, such as the customer list in the Business Combination, the amortization of the technology acquired form Pacqsquare and related transactions. No such assets existed in the prior period.

Other expenses, which includes, Communications, Occupancy and equipment, Transfer fees, Bank charges and Other, increased to an aggregate of $96,614 for the three-month period ended December 31, 2024. No expense was recorded in the three-month period ended December 31, 2023. The increase was primarily due to the operations for Wilson-Davis; the prior period the Company was non-operational.

Loss from operations was $1,149,149 for the three-months ended December 31, 2024. Loss from operations was $611,934 in the prior period. The increase was primarily due to the operations for Wilson-Davis, the prior period the Company was non-operational.

Other income of $644,091 for the three-month period ended December 31, 2024, represents a decrease from $988,652 when compared to the three-month period ended December 31, 2023. The decrease was due to the changes in fair value of various financial instruments, which were not issued until the closing of the business combination with Wilson-Davis. In the prior year the Company did not have interest expense to offset the gains from change in fair value of the various financial instruments.

Interest income and interest earned on investments held in trust was $460,315 for the three-month period ended December 31, 2024, represents an approximate 31% increase from $352,512 when compared to the prior period. In the prior period, the Company held cash in a trust account for the benefit of Quantum’s stockholders which generated $338,775 in the three-month period ended December 31, 2023 of which no such interest was earned in the three-month period ended December 31, 2024, this was due to the shareholder redemptions in connection with the business combination. The increase in interest income overall relates to the interest income earned by Wilson-Davis that was not present in the prior period.

The Company recognized a total of $2,912,592 in gain in change in fair value of financial instruments for the three-month period ended December 31, 2024. The Company entered into the following financial instruments which are required to be accounted for at fair value under ASC 815 or ASC 480. As settlement with Chardan the company issued a convertible note to Chardan which required the conversion element to be accounted for as a derivative resulting in a gain of $823,076, this was primarily due to the decrease in stock prices and the fact that the Company does not have sufficient shares authorized to issue shares which required a change in valuation model from Black-Scholes to Monte Carlo method. The sellers of Wilson-Davis received convertible short term and long term note which required the conversion element to be accounted for as a derivative resulting in a gain of $294,729 this was primarily due to the decrease in stock prices and the fact that the Company does not have sufficient shares authorized to issue shares which required a change in valuation model from Black-Scholes to Monte Carlo. The Company granted earnout shares as part of the consideration paid to AtlasClear, Inc. which resulted in a gain of $1,594,000. The Company entered into a Subscription Agreement with a Winston & Strawn which required fair value accounting under ASC 480 creating a loss of $13,041. These agreements were entered into in connection with the closing of the Business Combination. As such, no such expense was incurred in the three-month period ended December 31, 2023. The Company recognized a total of $89,535 in gain in change in fair value of secured convertible note for the three-month period ended December 31, 2024. During the three-month period ended December 31, 2024, the Company entered into an ELOC Agreement (as defined below) which resulted in a change in fair value of $73,284. This agreement did not exist in the three-month period ended December 31, 2023.

Interest expense increased to $2,667,285 for the three-month period ended December 31, 2024 compared to $0 in the prior six-month period ended December 31, 2023. The increase was due to the convertible secured Notes, the seller notes, the convertible notes and Promissory Notes interest rates ranged from 8% to 13% and the secured convertible note increased from 13% to 20% in the three months ended December 31, 2024. These agreements were entered into in connection with the closing of the Business Combination as such no such expense was incurred in the three-month period ended December 31, 2023.

Provision from income taxes of $85,368 for the three-month period ended December 31, 2024 increased by $89,086, from a benefit of $3,718 in income tax provision in the prior three-month period ended December 31, 2023, primarily due to the Business Combination resulting in deferred tax liabilities and assets.

The foregoing factors resulted in net loss of $419,690 for the three-month period ended December 31, 2024, compared to net income of $373,000 during the prior three-month period ended December 31, 2023. The decrease was primarily due to the loss from operations, increase interest expense and reduction in gain recognized from changes in fair value of the convertible notes that resulted from a change is valuation model as a result of the company not having sufficient shares authorized to deliver upon its share obligations. We determined that a Black-Scholes model did not have the adequate parameters to address the various probability consideration in settlement of such obligations.

Comparison of the Six Months Ended December 31, 2024 Compared to the Six Months Ended December 31, 2023

The Company did not have operations until the acquisition of Wilson-Davis in connection with the Business Combination which closed on February 9, 2024. Therefore, the period-to-period comparison below primarily reflects financial results of Wilson-Davis since February 9, 2024.

	Six Months Ended		Six Months
	December 31,		Ended
	2024	2023	Changes

REVENUES
Commissions	$2,981,981	$—	2,981,981
Vetting fees	722,984	—	722,984
Clearing fees	1,832,939	—	1,832,939
Net gain/(loss) on firm trading accounts	3,956	—	3,956
Other revenue	8,721	—	8,721
TOTAL REVENUES	5,550,581	—	5,550,581

EXPENSES
Compensation, payroll taxes and benefits	2,859,486	—	2,859,486
Data processing and clearing costs	1,241,379	—	1,241,379
Regulatory, professional fees and related expenses	2,203,581	1,252,747	950,834
Communications	278,843	—	278,843
Occupancy and equipment	108,432	—	108,432
Transfer fees	91,507	—	91,507
Bank charges	109,326	—	109,326
Intangible assets amortization	662,459	—	662,459
Other	85,819	—	85,819
TOTAL EXPENSES	7,640,832	1,252,747	6,388,085

LOSS FROM OPERATIONS	(2,090,251)	(1,252,747)	(837,504)

OTHER INCOME/(EXPENSE)
Interest income	1,067,073	1,074,902	(7,829)
Change in fair value of warrant liability derivative	184,594	—	184,594
Change in fair value, convertible note derivative	3,990,385	—	3,990,385
Change in fair value, long-term and short-term note derivative	11,447,599	—	11,447,599
Change in fair value of contingent guarantee	(839,775)	—	(839,775)
Change in fair value of non-redemption agreement	—	439,787	(439,787)
Change in fair value of secured convertible note	—	—	—
Change in fair value of Merger financing	(37,446)	—	(37,446)
Change in fair value of earnout liability	1,254,000	—	1,254,000
Change in fair value of subscription agreement	(47,882)	—	(47,882)
Change in fair value stock payable	221,410	—	221,410
Change in fair value of Tau agreement	(760,699)	—	(760,699)
Interest expense	(4,124,281)	—	(4,124,281)
TOTAL OTHER INCOME/(EXPENSE)	12,354,978	1,514,689	10,840,289

Income before provision for income taxes	10,264,727	261,942	10,002,785
Benefit (provision) for income taxes	63,616	(144,920)	208,536
Net income (loss)	$10,328,343	$117,022	10,211,321

Revenues of $5,550,581 for the six-months ended December 31, 2024, represent a 100% increase from revenues of $0 for the six-month period ended December 31, 2023. Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the SEC and a member in good standing of FINRA. Wilson-Davis is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. Wilson-Davis also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending and margin accounts. During its history, Wilson-Davis has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

Total expenses of $7,640,832 for the six-months ended December 31, 2024, represent a significant increase of $6,388,085 from total expenses for the six-month period ended December 31, 2023. The increase was primarily due to the operations for Wilson-Davis; the prior period the Company was non-operational.

Compensation, payroll taxes and benefits increased to $2,859,486 for the six-month period ended December 31, 2024. No expense was recorded in the six-month period ended December 31, 2023. The increase was due to compensation, payroll taxes and benefits related to Wilson-Davis; the prior period the Company was non-operational.

Data processing and clearing costs increased to $1,241,379 for the six-month period ended December 31, 2024. No expense was recorded in the six-month period ended December 31, 2023. The increase was due to data processing and clearing cost related to Wilson-Davis; the prior period the Company was non-operational.

Regulatory, professional fees and related expenses increased to $2,203,581 for the six-months ended December 31, 2024. An increase of $950,834 from $1,252,747 recorded in the six-month period ended December 31, 2023. The increase was primarily due to the operations for Wilson-Davis, the prior period the Company was non-operational.

Intangible asset amortization increased $662,459 for the six-month period ended December 31, 2024. No expense was recorded in the six-month period ended December 31, 2023. The increase was due to the intangible assets acquired from Wilson-Davis, such as the customer list in the Business Combination, the amortization of the technology acquired form Pacqsquare and related transactions. No such assets existed in the prior period.

Other expenses, which includes, Communications, Occupancy and equipment, Transfer fees, Bank charges and Other, increased to an aggregate of $673,927 for the six-month period ended December 31, 2024. No expense was recorded in the six-month period ended December 31, 2023. The increase was primarily due to the operations for Wilson-Davis; the prior period the Company was non-operational.

Loss from operations was $2,090,251 for the six-months ended December 31, 2024. Loss from operations was $1,252,747 in the prior period. The increase was primarily due to the operations for Wilson-Davis, the prior period the Company was non-operational.

Other income of $12,354,978 for the six-month period ended December 31, 2024, represents an increase from $1,514,689 when compared to the six-month period ended December 31, 2023. The increase was due to the changes in fair value of various financial instruments, which were not issued until the closing of the business combination with Wilson-Davis. The primary cause of change was as a result from a change is valuation model approach that is more expansive that covers the uncertainty related to the insufficient shares authorized to deliver upon its share obligations. We determined that a Black-Scholes model did not have the adequate parameters to address the various probability consideration in settlement of such obligations. In the prior year the Company did not have interest expense to offset the gains from change in fair value of the various financial instruments.

Interest income and interest earned on investments held in trust was $1,067,073 for the six-month period ended December 31, 2024, represents an approximate 1% decrease from $1,074,902 when compared to the prior period. In the prior period, the Company held cash in a trust account for the benefit of Quantum’s stockholders which generated $1,061,165 in the six-month period ended December 31, 2023 of which no such interest was earned in the six-month period ended December 31, 2024, this was due to the shareholder redemptions in connection with the business combination. The increase in interest income overall relates to the interest income earned by Wilson-Davis that was not present in the prior period.

The Company recognized a total of $15,412,186 in gain in change in fair value of financial instruments for the six-month period ended December 31, 2024. The Company entered into the following financial instruments which are required to be accounted for at fair value under ASC 815 or ASC 480. As settlement with Chardan the company issued a convertible note to Chardan which required the conversion element to be accounted for as a derivative resulting in a gain of $3,990,385, this was primarily due to the decrease in stock prices and the fact that the Company does not have sufficient shares authorized to issue shares which required a change in valuation model from Black-Scholes to Monte Carlo method. The sellers of Wilson-Davis received convertible short term and long term note which required the conversion element to be accounted for as a derivative resulting in a gain of $11,447,599 this was primarily due to the decrease in stock prices and the fact that the Company does not have sufficient shares authorized to issue shares which required a change in valuation model from Black-Scholes to Monte Carlo. The Company granted earnout shares as part of the consideration paid to AtlasClear, Inc. which resulted in a gain of $1,254,000. The Company entered into a Subscription Agreement with a Winston & Strawn which required fair value accounting under ASC 480 creating a loss of $47,882. These agreements were entered into in connection with the closing of the Business Combination. As such, no such expense was incurred in the six-month period ended December 31, 2023. The Company recognized a total of net zero in change in fair value of secured convertible note for the six-month period ended December 31, 2024. During the six-month period ended December 31, 2024, the Company entered into an ELOC Agreement (as defined below) which resulted in a change in fair value of $760,699. This agreement did not exist in the six-month period ended December 31, 2023.

Interest expense increased to $4,124,281 for the six-month period ended December 31, 2024 compared to $0 in the prior six-month period ended December 31, 2023. The increase was due to the convertible secured Notes, the seller notes, the convertible notes and Promissory Notes interest rates ranged from 8% to 13% and the secured convertible note increased from 13% to 20% in the three months ended December 31, 2024. These agreements were entered into in connection with the closing of the Business Combination as such no such expense was incurred in the six-month period ended December 31, 2023.

Provision from income taxes of $63,616 for the six-month period ended December 31, 2024 increased by $208,536, from a benefit of $144,920 in income tax provision in the prior six-month period ended December 31, 2023, primarily due to the Business Combination resulting in deferred tax liabilities and assets.

The foregoing factors resulted in net income of $10,328,343 for the six-month period ended December 31, 2024, compared to net income of $117,022 during the prior six-month period ended December 31, 2023. The increase was primarily due to the loss from operations, increase interest expense and increase in gain recognized from changes in fair value of the convertible notes and financial instruments. The primary cause of change was as a result from a change is valuation model approach that is more expansive that covers the uncertainty related to the insufficient shares authorized to deliver upon its share obligations. We determined that a Black-Scholes model did not have the adequate parameters to address the various probability consideration in settlement of such obligations.

Liquidity and Capital Resources

Cash provided by operating activities for the six-month period ended December 31, 2024 was $761,406 as compared to cash used in operating activities for the six-month period ended December 31, 2023 of $1,034,222. This was primarily affected by $1,010,327 in changes in operational assets and liabilities and the impact of operating revenue and operating expense due to the Business Combination and asset purchase transaction with AtlasClear. Adjustment to net income primarily consisted of change in fair value related to various financial instruments as discussed above resulting in an adjustment of $15,412,185. Further adjustments for the income was non-cash interest expense on convertible notes and other financial instruments of $3,830,898, Fee on sellers note $16,340, amortization of intangible assets of $662,459 and a loss on Tau agreement of $23,245.

Cash used for investing activities for the six-month period ended December 31, 2024 was $125,000 as compared to cash provided by investing activities of $3,671,434 for the six-month period ended December 31, 2023. This is primarily due to the redemptions of cash held in Quantum’s trust account of $4,286,537. The $125,000 of cash used for investing activities in the period ended December 31, 2024 represents cash payment towards the AtlasClear Platform.

Cash used in financing activities for the six-month period ended December 31, 2024 was $513,381 as compared to $3,150,556 for the six-month period ended December 31, 2023. This was primarily due to the redemptions of $4,286,537, and advances from related party of $1,135,981. During the six-month period ended December 31, 2024, the Company received $533,383 under the ELOC Agreement.

Financing Arrangements

Line of Credit

The Company has a $10,000,000 revolving line of credit with BMO Harris Bank N.A. The interest rate is determined at the time of borrowing as agreed by the Company and the bank. The line of credit currently provides for interest at the bank’s overnight rate plus 1.5% and is secured by Wilson-Davis’ assets. In addition, the line of credit carries an interest rate of 0.5% on its unused portion. The line of credit agreement requires Wilson-Davis to maintain line of credit collateral with value, as determined by the bank, in an amount at least equal to a percentage of the loan amount as specified by the bank. Advances on the line of credit are payable on demand. The entire amount of this credit facility is available to be drawn and used to meet Wilson-Davis’ liquidity requirements for NSCC clearing margin deposits. Wilson-Davis did not draw on its line of credit during the six-month period ended December 31, 2024, and December 31, 2023.

ELOC Agreement

On July 31, 2024, Tau Investment Partners LLC (“Tau”) and the Company entered into an at-the-market agreement (the “ELOC Agreement”). Pursuant to the ELOC Agreement, Tau has committed to purchase, upon the terms thereof and subject to the satisfaction of certain conditions, up to $10 million of shares of Common Stock, at a price per share equal to 97% of the lowest VWAP of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice sent by the Company from time to time, over the course of 24 months from the date of the ELOC Agreement. Each advance may be up to the greater of 100,000 shares or 50% of the average daily volume traded of the shares during the 30 trading days immediately prior to the date the Company requests each advance. Tau is an underwriter within the meaning of Section 2(a)(11) of the Securities Act. As of December 31, 2024, the Company has issued 2,475,000 shares under the ELOC for $546,100 of which $533,383 in cash was received.

Second ELOC Agreement

On February 5, 2025, Tau and the Company entered into a second at-the-market agreement (the “Second ELOC Agreement”). Pursuant to the Second ELOC Agreement, Tau has committed to purchase, upon the terms thereof and subject to the satisfaction of certain conditions, up to $12.25 million (the “Aggregate Limit”), over the 24-month term of the Second ELOC Agreement. We may request, on dates determined by us, individual advances up to the greater of 2,000 shares or such amount as is equal to 50% of the average daily volume traded of the Common Stock during the 30 trading days immediately prior to the date we request each advance, subject to the Aggregate Limit. Any such advance will reduce amounts that we can request for future advances and draw downs. The purchase price payable for the shares sold pursuant to any advance will be equal to 97% of the lowest VWAP of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice. Tau’s obligation to purchase the shares we request to sell pursuant to any advance is conditioned upon, in addition to certain other customary closing conditions, the continued effectiveness of a registration statement pursuant to which Tau may freely sell the shares to be received. The Company has agreed to file a registration statement with the Securities and Exchange Commission for the resale by Tau of at least 3,500,000 shares of Common Stock.

Funicular Convertible Note Financing

On February 9, 2024, AtlasClear Holdings and Quantum entered into the Funicular Purchase Agreement with Funicular, pursuant to which AtlasClear Holdings sold and issued to Funicular, on that date, a secured convertible promissory note (the “Funicular Note”) in the principal amount of $6,000,000 for a purchase price of $6,000,000, in a private placement (the “Note Financing”). See “Convertible Note Financing” above for more details. On January 7, 2025, the Company and Funicular entered into an Amendment, Waiver and Consent (the “Funicular Amendment”). Pursuant to the Funicular Amendment, the Company and Funicular agreed to certain amendments to the Funicular Note, and the registration rights agreement (the “Funicular RRA”), including an extension of the maturity date of the Funicular Note from November 9, 2025 to January 31, 2028. In addition, Funicular agreed to waive certain defaults by the Company under the Secured Note and the Funicular RRA and consented to the transactions contemplated by the Funicular Purchase Agreement.

Hanire Purchase Agreement

On December 31, 2024, the Company and Hanire, LLC (“Hanire”) entered into a securities purchase agreement (the “Hanire Purchase Agreement”) for the purchase and sale, in a private placement, of (i) up to 333,333 shares (the “Shares”) of Common Stock, at a purchase price of $15.00 per share (after giving effect to the 1-for-60 reverse stock split), and (ii) a convertible promissory note (the “Hanire Note”) in the principal amount of up to $40 million (plus any amount by which the aggregate purchase price paid by Hanire for the Shares is less than $5 million as a result of the Share Limit, as defined below). To the extent the number of Shares to be purchased by Hanire at the Hanire Closing would cause Hanire to own more than 19.9% of the Company’s outstanding voting stock, the number of Shares will be reduced such that the number of Shares is equal to 19.9% of the total outstanding voting stock (the “Share Limit”). The consummation of the issuance and sale of the Shares and the Hanire Note (the “Hanire Closing”) was to occur at such time as agreed to by the Company and Hanire on or before January 31, 2025 (subject to extension by up to 15 days by Hanire), subject to customary closing conditions.

The Hanire Note will provide for Hanire to loan funds, up to the aggregate maximum principal amount of the Hanire Note, in tranches, as follows: (i) $5 million (plus any amount by which the aggregate purchase price paid by Hanire for the Shares is less than $5 million as a result of the Share Limit) at the Hanire Closing, (ii) $12.5 million upon the Company securing a settlement of amounts outstanding to the principal owners of Wilson-Davis, (iii) $7.5 million at such time as the Company files a quarterly report on Form 10-Q or annual report on Form 10-K that shows that the Company has achieved positive net income on a consolidated basis in the most recent reporting period, and (iv) $15.0 million at such time as the Company receives approval from all regulatory authorities to acquire Commercial Bancorp. Unpaid principal amounts under the Hanire Note will accrue simple interest at a rate of 12.0% per annum, payable commencing three months after the initial draw and thereafter quarterly until the maturity date of January 31, 2028. The unpaid principal amount and all accrued interest under the Hanire Note is convertible at any time after certain conditions are met (including receipt of stockholder approval for the issuance of shares upon conversion), at the option of Hanire, into shares of Common Stock (the “Conversion Shares”) at a conversion rate equal to 60% of the volume-weighted average price of the Common Stock for the 20-consecutive trading day period immediately prior to the conversion date.

In connection with the execution of the Hanire Purchase Agreement the Company and Hanire entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file, promptly (and in any event within 30 days) after the Hanire Closing, a registration statement covering the resale of all of the Shares and the Conversion Shares. The Company also agreed to use reasonable best efforts to have such registration statement declared effective within a specified period of time after filing (the “Effectiveness Deadline”). Under certain circumstances, including the Company’s failure to file the registration statement within such 30-day deadline or the failure of the registration statement to have been declared effective by the Effectiveness Deadline, the Company will have the obligation to pay liquidated damages in an amount equal to 0.5% of the aggregate amount paid for the applicable registrable securities for each 30-day period that the applicable default continues, subject to a cap of 5% of the aggregate purchase price paid for the applicable securities. As of the date of this filing, the Hanire Closing has not occurred.

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

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024.

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

As of December 31, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The information set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above with respect to the issuances under the headings, “Liquidity and Capital Resources—Second ELOC Agreement,” and “— Hanire Purchase Agreement”, is incorporated by reference herein. The issuance and sale of the foregoing shares of Common Stock have been or will be issued and sold pursuant to each of the respective agreements in reliance upon the exemption from registration provided under Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act in transactions not requiring registration under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	The information set forth below is included herein for purposes of providing disclosures under Items 1.01 and 3.02 of Form 8-K.

On February 5, 2025, Tau and the Company entered into an at-the-market agreement (the “Second ELOC Agreement”). Pursuant to the Second ELOC Agreement, Tau has committed to purchase, upon the terms thereof and subject to the satisfaction of certain conditions, up to $12.25 million (the “Aggregate Limit”), over the 24-month term of the Second ELOC Agreement. We may request, on dates determined by us, individual advances up to the greater of 2,000 shares or such amount as is equal to 50% of the average daily volume traded of the Common Stock during the 30 trading days immediately prior to the date we request each advance, subject to the Aggregate Limit. Any such advance will reduce amounts that we can request for future advances and draw downs. The purchase price payable for the shares sold pursuant to any advance will be equal to 97% of the lowest VWAP of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice. Tau’s obligation to purchase the shares we request to sell pursuant to any advance is conditioned upon, in addition to certain other customary closing conditions, the continued effectiveness of a registration statement pursuant to which Tau may freely sell the shares to be received. Tau’s obligation to purchase the shares the Company requests to sell pursuant to any advance is conditioned upon, in addition to certain other customary closing conditions, the continued effectiveness of a registration statement pursuant to which Tau may freely sell the shares to be received.

The issuance and sale of the shares of Common Stock pursuant to the Second ELOC Agreement will be exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof. The Company has agreed to file a registration statement with the SEC for the resale by Tau of at least 3,500,000 shares of Common Stock.

(b)	None.
(c)

During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on January 8, 2025).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on January 8, 2025).

3.4

Amended and Restated By-Laws of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

3.5

Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on December 27, 2024).

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

10.4

Amendment to Agreement and Plan of Merger Agreement and Plan of Merger, dated as of November 14, 2024, by and between the Company and Commercial Bancorp. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41956), filed with the SEC on November 15, 2024).

10.5

Securities Purchase Agreement, dated December 31, 2024, by and among AtlasClear Holdings, Inc. and Hanire, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.6

Registration Rights Agreement, dated December 31, 2024, by and among AtlasClear Holdings, Inc. and Hanire, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.7

Convertible Promissory Note, dated December 31, 2024, by and between AtlasClear Holdings, Inc. and Hanire, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.8

Amendment, Waiver and Consent by and between AtlasClear Holdings, Inc. and Funicular Funds, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.9*	At-the-Market Agreement, dated as of February 5, 2025, between AtlasClear Holdings, Inc. and Tau Investment Partners LLC.
10.10*#	AtlasClear Holdings, Inc. 2024 Equity Incentive Plan, as amended and restated.
31.1*	Certification of the Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*     Filed herewith.

**  Furnished herewith.

#    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLASCLEAR HOLDINGS, INC.

Date: February 19, 2025	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Executive Chairman
(Principal Executive and Financial Officer)