Form 10-Q
period 2025-03-31
AtlasClear Holdings, Inc.
filed 2025-05-15
CIK 1963088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, there were 15,596,957 shares of common stock, $0.0001 par value, issued and outstanding.

ATLASCLEAR HOLDINGS, INC.

FORM 10-Q FOR MARCH 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2025	2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,814,789	$6,558,176
Cash segregated - customers	19,474,414	20,548,972
Cash segregated - PAB	200,595	200,738
Receivables - broker-dealers and clearing organizations	699,062	1,333,306
Receivables - customers, net	396,220	823,784
Other receivables	258,339	64,842
Prepaids	848,720	67,967
Trading securities, market value, net	54	55
Total Current Assets	29,692,193	29,597,840

Operating lease right to use lease asset	213,726	326,336
Property and equipment, net	2,373	16,080
Customer list, net	13,235,959	14,150,856
Goodwill	6,142,525	7,706,725
Pacsquare asset purchase	1,833,179	1,726,500
Cash deposits - broker-dealers and clearing organizations	3,515,000	3,515,000
Bank acquisition deposit	43,645	91,200
Other assets	333,517	336,017
TOTAL ASSETS	$55,012,117	$57,466,554

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Payables to customers	$18,082,211	$20,162,973
Accounts and payables to officers/directors	957,236	686,579
Accounts payable and accrued expenses	4,930,870	5,393,912
Payables - broker-dealers and clearing organizations	12,430	4,915
Commissions, payroll and payroll taxes	213,633	273,386
Current portion of lease liability	118,524	149,499
Stock payable	—	259,893
Promissory notes	1,342,034	852,968
Short-term and current portion of long-term merger financing, net	7,197,094	5,092,083
Merger financing – convertible notes	3,113,082	—
Contingent guarantee	—	3,256,863
Tau agreement liability	893,721	—
Subscription agreement	2,484,933	2,425,647
Stock payable – related party	55,087	55,087
Excise tax payable	2,550,598	2,067,572
Total Current Liabilities	41,951,453	40,681,377

Accrued contingent liability	100,000	100,000
Convertible notes, net	627,308	3,783,437
Secured convertible note, net	8,568,039	6,857,101
Long-term merger financing, net	—	7,606,561
Derivative liability – merger financing	102,375	—
Derivative liability - convertible notes	887,019	16,462,690
Derivative liability - Warrants	61,531	307,656
Earnout - liability	11,230,000	12,298,000
Deferred income tax liability	3,311,481	5,245,886
Subordinated borrowings	1,930,000	1,950,000
Trading account deposit	100,000	100,000
Long-term lease liability	99,781	182,729
TOTAL LIABILITIES	68,968,987	95,575,437

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,188,094 and 207,585 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	619	21
Additional paid-in-capital	126,879,229	110,165,209
Stock subscription payable (receivable)	11,880	—
Accumulated Deficit	(140,848,598)	(148,274,113)
TOTAL STOCKHOLDERS’ DEFICIT	(13,956,870)	(38,108,883)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$55,012,117	$57,466,554

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
REVENUES
Commissions	$1,506,077	$929,514	$4,488,058	$929,514
Vetting fees	370,700	159,075	1,093,684	159,075
Clearing fees	658,926	131,843	2,491,865	131,843
Net gain/(loss) on firm trading accounts	1,527	3,656	5,483	3,656
Other revenue	5,873	46,596	14,594	46,596
TOTAL REVENUES	2,543,103	1,270,684	8,093,684	1,270,684

EXPENSES
Compensation, payroll taxes and benefits	1,549,228	1,031,779	4,408,714	1,031,779
Data processing and clearing costs	435,307	455,703	1,676,686	455,703
Regulatory, professional fees and related expenses	845,350	11,537,254	3,048,931	12,790,001
Stock compensation - founder share transfer	—	1,462,650	—	1,462,650
Communications	209,632	82,590	488,475	82,590
Occupancy and equipment	51,215	21,559	159,647	21,559
Transfer fees	51,264	20,618	142,771	20,618
Bank charges	56,933	36,176	166,259	36,176
Intangible assets amortization	348,060	453,464	1,010,519	453,464
Other	68,288	38,798	154,107	38,798
TOTAL EXPENSES	3,615,277	15,140,591	11,256,109	16,393,338

LOSS FROM OPERATIONS	(1,072,174)	(13,869,907)	(3,162,425)	(15,122,654)

OTHER INCOME/(EXPENSE)
Interest income	515,849	607,444	1,582,922	1,682,346
Loss on AtlasClear asset acquisition	—	(68,546,956)	—	(68,546,956)
Vendor settlements	—	765,274	—	765,274
Change in fair value of warrant liability derivative	61,531	(307,656)	246,125	(307,656)
Change in fair value of convertible note derivative	—	(2,593,750)	3,990,385	(2,593,750)
Change in fair value of long-term and short-term note derivative	137,687	(8,106,998)	11,585,286	(8,106,998)
Change in fair value of contingent guarantee	—	—	(839,775)	—
Change in fair value of non-redemption agreement	—	(164,626)	—	275,161
Change in fair value of merger financing	48,116	—	10,670	—
Change in fair value of earnout liability	(186,000)	(220,000)	1,068,000	(220,000)
Change in fair value of subscription agreement	(11,404)	4,375,150	(59,286)	4,375,150
Change in fair value of stock payable	11,383	—	232,793	—
Change in fair value of Tau agreement	53,152	—	(707,547)	—
Interest expense	(2,765,180)	(521,392)	(6,889,461)	(521,392)
TOTAL OTHER INCOME/(EXPENSE)	(2,134,866)	(74,713,510)	10,220,112	(73,198,821)

NET INCOME/(LOSS) BEFORE INCOME TAXES	(3,207,040)	(88,583,417)	7,057,687	(88,321,475)

Income tax (expense) benefit	304,212	6,000	367,828	(138,920)

NET INCOME/(LOSS)	$(2,902,828)	$(88,577,417)	$7,425,515	$(88,460,395)

Basic and diluted weighted average shares outstanding, redeemable common stock	—	36,999	—	68,506
Basic and diluted net income (loss) per share, redeemable common stock	$—	$(474.19)	$—	$(507.63)

Basic weighted average shares outstanding, non-redeemable common stock	2,322,772	149,797	975,727	105,755
Basic net income (loss) per share, non-redeemable common stock	$(1.25)	$(577.15)	$7.61	$(653.46)

Diluted weighted average shares outstanding, non-redeemable common stock	2,322,772	149,797	975,727	105,755
Diluted net income (loss) per share, non-redeemable common stock	$(1.25)	$(577.15)	$(0.52)	$(653.46)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance — June 30, 2024	207,585	$21	$110,165,209	$—	$(148,274,113)	$(38,108,883)

Common stock issued to for consulting services	200	—	2,578	—	—	2,578

Shares issued as purchase consideration for the assets of Pacsquare	8,333	1	122,299	—	—	122,300

Shares issued as conversion of $325,000 in principal on convertible notes	29,485	3	324,997	—	—	325,000

Shares transferred by related parties as settlement for Company obligations under various financial instruments see Note 8	—	—	2,412,930	—	—	2,412,930

Shares issued as conversion of $359,896 in principal and $7,530 of interest on short-term merger financing notes	31,035	3	367,423	—	—	367,426

Shares issued to related party as settlement for $803,860 in related party payable.	46,471	5	803,855	—	—	803,860

Shares issued to as additional consideration for delayed payment on merger financing notes	1,267	—	16,340	—	—	16,340

Shares issued under Tau agreement settled through September 30, 2024	24,092	2	302,998	(154,619)	—	148,381

Shares issued for shares transferred by related party as repayment of shares transferred to cover Company obligations as noted above net of contributed capital for debt assumed (see Note 8)	22,292	2	(2)	—	—	—

Net income	—	—	—	—	10,748,033	10,748,033

Balance — September 30, 2024 (unaudited)	370,760	$37	$114,518,627	$(154,619)	$(137,526,080)	$(23,162,035)

Shares issued under Tau agreement settled through December 31, 2024	17,157	2	243,096	141,902	—	385,000

Rounding up for fractional shares in 1:60 reverse stock split	86	—	—	—	—	—

Net loss	—	—	—	—	(419,690)	(419,690)

Balance — December 31, 2024 (unaudited)	388,003	$39	$114,761,723	$(12,717)	$(137,945,770)	$(23,196,725)

Shares issued as conversion of $4.2 million in principal on convertible notes	2,532,568	253	4,199,747	—	—	4,200,000

Shares issued as conversion of $0.5 million in principal and interest on secured convertible notes	258,678	26	509,523	—	—	509,549

Shares issued as conversion of $6.34 million in principal and interest on sellers short term, long term and merger financing	2,662,032	266	6,337,527	—	—	6,337,793

Shares issued to settled vendor obligations	11,085	1	66,503	—	—	66,504

Shares issued under Tau agreement settled through March 31, 2025	264,678	26	879,377	24,597	—	904,000

Shares transferred by related parties as settlement for Company obligations under various financial instruments see Note 8	27,282	3	(3)	—	—	—

Shares issued as deposit for purchase of the Commercial Bank acquisition	36,070	4	43,641	—	—	43,645

Commitment fee shares settled under the Tau agreement	7,698	1	81,191	—	—	81,192

Net loss	—	—	—	—	(2,902,828)	(2,902,828)

Balance — March 31, 2025 (unaudited)	6,188,094	$619	$126,879,229	$11,880	$(140,848,598)	$(13,956,870)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — June 30, 2023 (unaudited)	83,854	$8	$—	$(7,914,356)	$(7,914,348)

Accretion of Common Stock subject to Possible Redemption	—	—	—	(1,020,680)	(1,020,680)

Fair value of non-redemption agreement liability at issuance	—	—	—	(1,881,440)	(1,881,440)

Excise taxes related to redemptions	—	—	—	(42,865)	(42,865)

Net loss	—	—	—	(255,978)	(255,978)

Balance — September 30, 2023 (unaudited)	83,854	8	—	(11,115,319)	(11,115,311)

Accretion of Common Stock subject to Possible Redemption	—	—	—	(770,565)	(770,565)

Net income	—	—	—	373,000	373,000

Balance — December 31, 2023 (unaudited)	83,854	8	—	(11,512,884)	(11,512,876)

Common stock no longer subject to redemption	1,825	—	1,195,566	—	1,195,566

Common stock issued to settled vendor obligations	5,350	1	1,395,599	—	1,395,600

Stock Compensation Expense - Founder Shares transferred at closing	—	—	1,462,650	—	1,462,650

Founder Shares transferred at closing to non-redemption agreement holders	—	—	1,606,279	—	1,606,279

Founder Shares transferred at closing as consideration for Wilson Davis Acquisition	—	—	6,000,000	—	6,000,000

Founder Shares and warrants transferred to Secured convertible note holders	—	—	1,250,698	—	1,250,698

Shares issued to settle related party advances and promissory notes	33,333	3	19,999,800	(15,422,234)	4,577,569

Shares issued as purchase consideration for the assets of AtlasClear, Inc.	74,000	7	44,399,993	—	44,400,000

Earnout shares granted as purchase consideration for the assets of AtlasClear, Inc.	—	—	31,347,000	—	31,347,000

Shares issued as purchase for the Commercial Bank acquisition	667	—	91,200	—	91,200

Shares issued as purchase consideration for the assets of Pacsquare	5,600	1	1,141,499	—	1,141,500

Accretion of Common Stock subject to Possible Redemption	—	—	—	(592,577)	(592,577)

Excise taxes related to redemptions	—	—	—	(539,471)	(539,471)

Net loss	—	—	—	(88,577,417)	(88,577,417)

Balance — March 31, 2024 (unaudited)	204,629	20	109,890,284	(116,644,583)	(6,754,279)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2025	2024

Net income (loss)	$7,425,515	$(88,460,395)
Adjustments to reconcile net income to net cash provided by operating activities:
Income earned on marketable securities held in trust account	—	(1,312,736)
Loss on Business Combination	—	68,546,955
Transaction costs incurred in connection with IPO	—	(765,274)
Transaction costs paid with stock	—	1,513,101
Stock based compensation-founder share transfer	—	1,462,650
Consulting expenses as stock payable	—	1,244,965
Change in fair value of warrant liability derivative	(246,125)	307,656
Change in fair value of convertible note derivative	(3,990,385)	2,593,750
Change in fair value of long-term and short-term note derivative	(11,585,286)	8,106,998
Change in fair value of contingent guarantee	839,775	—
Change in fair value of non-redemption agreement	—	(275,161)
Change in fair value of merger financing	(10,670)	—
Change in fair value of earnout liability	(1,068,000)	220,000
Change in fair value of subscription agreement	59,286	(4,375,150)
Change in fair value of stock payable	(232,793)	—
Change in fair value of Tau agreement	707,547	—
Late fee paid in shares to sellers	16,340	—
Non-cash interest in expense on financial instruments	6,178,848	497,052
Commission on Tau agreement	81,191	—
Excise tax penalties and interest	483,027	—
Realized gain on Tau agreement	(19,064)	—
Stock based compensation	41,982	—
Bank acquisition deposit write off	91,200	—
Depreciation expense	13,707	3,046
Amortization of intangibles	1,010,519	453,464
Allowance for bad debt	7,322	(277,416)
Net lease payments	(1,313)	(529)
Changes in operating assets and liabilities:
Marketable securities	—	6,820
Cash deposits - broker-dealers and clearing organizations	—	21,664
Receivables from brokers & dealers	634,244	46,773
Receivables from customers	420,242	112,251
Receivables from others	11,741	(73,744)
Advances & prepaid expenses	(291,373)	(15,095)
Other assets	2,500	(12,382)
Payables to customers	(2,080,762)	(3,262,502)
Payables to officers & directors	270,657	(37,524)
Payable to brokers & dealers	7,515	469,140
Accounts payable and accrued expenses	598,621	(47,903)
Commissions and payroll taxes payable	(59,753)	(13,983)
Stock loan	—	(1,048,168)
Deferred taxes	(370,205)	—
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(1,053,950)	(14,371,677)

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(UNAUDITED)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of Pacsquare	(125,000)	(300,000)
Cash received from acquisition of Wilson-Davis	—	33,333,876
Investment of cash into Trust Account	—	(1,135,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	—	428,315
Cash withdrawn from Trust Account to pay for working capital purposes	—	1,195,565
Cash withdrawn from Trust Account in connection with redemption	—	58,233,601
Cash paid to Wilson-Davis shareholders	—	(7,127,569)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(125,000)	84,628,788

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	2,188,281
Transaction costs financed	—	6,212,000
Proceeds from secured convertible note	—	6,000,000
Payment on promissory notes	(56,519)	—
Subordinated debt payments	(20,000)	—
Proceeds from Tau agreement	1,437,381	—
Redemption of common stock	—	(58,233,601)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	1,360,862	(43,833,320)

NET INCREASE (DECREASE) IN CASH	181,912	26,423,791

CASH AT BEGINNING OF YEAR	27,307,886	1,132,900

CASH AT YEAR END	$27,489,798	$27,556,691

Supplemental cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Non-cash investing and financing activities:
Decrease in goodwill due to change in deferred tax liability	1,564,200	—
Shares issued under Tau agreement	205,238	—
Value of shares transferred by related parties to settle obligations	2,412,930	—
Shares issued to purchase Pacsquare and amounts included in accounts payable	77,300	1,226,500
Shares issued to related party for settlement of accounts payable	803,860	—
Shares issued for commercial bank acquisition extension	43,645	91,200
Shares issued for conversion on convertible notes	4,525,000	—
Shares issued for conversion of principal and interest on short-term note	5,366,979	—
Shares issued for conversion of principal and interest on long-term note	1,229,428	—
Shares issued for conversion of principal and interest on merger financing	108,813	—
Shares issued for conversion of secured convertible notes	509,549	—
Shares issued for stock payable	27,100	—
Initial value of derivative included in merger financing	113,044	—
Accretion of common stock subject to possible redemption	—	1,613,257
Excise tax related to redemptions	—	582,336
Initial classification of non-redemption agreement liability	—	1,884,440
Promissory note issued under insurance premium	489,381	—
Shares issued to settled advances from related party and notes payable related party	—	4,577,569
Transaction cost settled with subscription payable	—	2,386,851
Fair value of equity treated earnout in AtlasClear, Inc asset acquisition	—	31,347,000
Fair value of shares issued in AtlasClear, Inc asset acquisition	—	44,000,000
Fair value of liability treated earnout in AtlasClear, Inc asset acquisition	—	10,963,000
Fair value of shares transferred to Wilson Davis shareholders	—	6,000,000
Short term notes issued to Wilson Davis shareholders	—	5,000,000
Long term notes issued to Wilson Davis shareholders	—	7,971,197
Common stock issued to settled vendor obligations	—	1,513,100
Fair value of shares transferred to Secured convertible note holders	—	1,250,698
Redeemable shares transferred to permanent equity	—	1,195,555
Non-redemption agreement re-classed to permanent equity	—	1,606,279

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

MARCH 31, 2025

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

Going Concern

As of March 31, 2025, the Company had $7,814,789 in its operating bank accounts and working capital deficit of $12,259,260.

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

Inflation Reduction Act of 2022

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. As such the Company has accrued for the estimated excise tax as a result of the redemptions that occurred after December 31, 2022. As of March 31, 2025, and June 30, 2024, the excise tax payable is $2,550,598 and $2,067,572, respectively. The March 31, 2025 balance includes $483,026 in penalties due to late filing and non payment of taxes as of March 31, 2025. As of the date of filing the Company has not paid the excise tax and as such the Company may be subject to interest and penalties which have been estimated and accrued.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Transition Report on Form 10-KT, as filed with the SEC on October 16, 2024. The accompanying condensed balance sheet as of June 30, 2024 has been derived from the audited financial statements included in the Form 10-KT. The interim results for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending June 30, 2025 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Goodwill

We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates, and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. As a result of the Deferred tax the Goodwill balance was reduced by the benefit received. As of March 31, 2025, the fair value of goodwill was $6,142,525, as described in Note 10.

Intangible Assets

Developed technology and customer relationships are amortized using the straight-line method over the ten-year and twelve-year estimated useful lives of the assets, respectively. As of March 31, 2025, the carrying value of developed technology and customer list was $1,833,179 and $13,235,959, respectively, and as of June 30, 2024 was $1,726,500 and $14,150,856, respectively, as described in Note 10 and Note 11.

Impairment of Long-lived and Intangible Assets

The Company had no impairment charges during the three-month and nine-month periods ended March 31, 2025 and 2024.

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

MARCH 31, 2025

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

The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued and outstanding. For the three and nine months ended March 31, 2025 and 2024, the calculation excludes the dilutive impact of warrants because none would be issued under treasury method as the warrants exercise price is greater than the current price of the stock. For the three months ended March 31, 2025 and 2024 and the nine months ended March 31, 2024, the dilutive shares were excluded as including them would be antidilutive. For the nine months ended March 31, 2025, the convertible financial instrument and other share obligations were included in the dilutive calculation under the as converted method, as such the number of shares were included as if the shares were issued on July 1, 2024 and the interest expense and the change in fair value associated with the financial instruments was adjusted from net income to determine the numerator and denominator.

The following table reflects the calculation of basic net income (loss) per share of common stock (in dollars, except share amounts):

	Three Months Ended
	March 31, 2025	March 31, 2024
	Non-		Non-
	redeemable	Redeemable	redeemable
Basic net income (loss) per common stock
Numerator:
Allocation of net loss	$(2,902,828)	$(17,544,724)	$(71,032,693)
Deemed dividend	—	—	(15,422,431)
Allocation of net income, as adjusted	(2,902,828)	(17,544,724)	(86,455,124)
Denominator:
Basic weighted average common stock outstanding	2,322,772	36,999	149,797
Basic net income per common stock	$(1.25)	$(474.19)	$(577.15)

For the three months ended March 31, 2025 and 2024 the diluted net income (loss) per share of common stock was excluded as including them would result in anti-dilution.

The following table reflects the calculation of basic net income (loss) per share of common stock (in dollars, except share amounts):

	Nine Months Ended
	March 31, 2025	March 31, 2024
	Non-		Non-
	redeemable	Redeemable	redeemable
Basic net income (loss) per common stock
Numerator:
Allocation of net loss	$7,425,515	$(34,775,769)	$(53,684,626)
Deemed dividend	—	—	(15,422,431)
Allocation of net income, as adjusted	7,425,515	(34,775,769)	(69,107,057)
Denominator:
Basic weighted average common stock outstanding	975,727	68,506	105,755
Basic net income per common stock	$7.61	$(507.63)	$(653.46)

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following table reflects the calculation of diluted net income (loss) per share of common stock (in dollars, except share amounts):

	Nine Months Ended
	December 31, 2024	December 31, 2023
	Non-		Non-
	redeemable	Redeemable	redeemable
Diluted net income (loss) per common stock
Numerator:
Allocation of net income,	$7,425,515	$(34,775,769)	$(69,107,057)
Change in fair value of financial instruments	(13,979,733)	—	—
Interest on dilutive instruments	6,050,871	—	—
Allocation of net income, as adjusted	$(503,347)	$(34,775,769)	$(69,107,057)
Denominator:
Dilutive weighted average common stock outstanding	975,727	68,506	105,755
If converted shares	—	—	—
	975,727	68,506	105,755
Diluted net income (loss) per common stock	$(0.52)	$(507.63)	$(653.46)

For the nine months ended March 31, 2025, the numerator is adjusted for the interest expenses and other components to include the effect of the convertible securities under the as converted method at the beginning of the period. The adjustment to the numerator resulted in a net loss position. As such including the effect of convertible securities in a loss situation would make the loss per share smaller, which is misleading and considered antidilutive under U.S. GAAP.For the nine months ended March 31, 2024 the diluted net income (loss) per share of common stock was excluded as including them would result in anti-dilution.

Below is a summary of the dilutive instruments as of March 31, 2025 and 2024:

Description	March 31, 2025	March 31, 2024
Sellers Notes	13,214,028	—
Convertible notes	1,594,763	—
Secured convertible note	11,333,505	—
Subscription agreement	1,034,381	—
Tau agreement	888,973	—
Promissory note	6,040	—
Total Shares issuable under Convertible Note obligations – if converted total dilutive	28,071,690	—

Public Warrants	10,062,500	10,062,500
Private Warrants	5,553,125	6,153,125
Secured convertible note warrants	600,000	—
Total excluded under treasury method – out of the money	16,215,625	16,215,625

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The adoption of ASU 2023-07 had no impact on the Company’s consolidated financial position, results of operations, or cash flows. However, the Company has expanded its segment disclosures to provide additional transparency regarding significant segment expenses and how segment performance is evaluated by the chief operating decision maker (CODM). The Company’s chief operating decision maker (“CODM”) has been identified as the Executive Chair and Principal Executive and Financial

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending June 30, 2025.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. CASH SEGREGATED IN ACCORDANCE WITH FEDERAL REGULATIONS

Wilson-Davis is required by Rule 15c3-3 of the SEC to maintain a cash reserve with respect to customers’ transactions and credit balances, on a settlement date basis. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of March 31, 2025, was calculated to be $18,656,656. Wilson-Davis had $19,173,436 cash on deposit in the reserve account, which was $516,780 over the amount required.

Wilson-Davis is required by Rule 15c3-3 of the SEC to maintain a cash reserve with respect to broker-dealer transactions and credit balances. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of March 31, 2025, was calculated to be $100,000. Wilson-Davis had $200,595 cash on deposit in the reserve account, which was $100,594 more than the amount required. On April 1, 2025, Wilson-Davis withdrew $594 from the reserve account.

NOTE 4. NET CAPITAL REQUIREMENTS

As a broker-dealer, Wilson-Davis is subject to the uniform net capital rule adopted and administered by the SEC. The rule requires maintenance of minimum net capital and prohibits a broker-dealer from engaging in securities transactions at a time when its net capital falls below minimum requirements, as those terms are defined by the rule. Under the alternative method permitted by this rule, net capital shall not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. Also, Wilson-Davis has a minimum requirement based upon the number of securities markets that it maintains. On March 31, 2025, Wilson-Davis’s net capital was $10,839,375, which was $10,539,375 in excess of the minimum required.

NOTE 5 – CASH AND RESTRICTED CASH

Reconciliation of cash and restricted cash as shown in the condensed statements of cash flows is presented in the table below:

For the Nine Months Ended
March 31, 2025
Cash and cash equivalents	$7,814,789
Cash segregated - customers	19,474,414
Cash segregated - PAB	200,595
Total cash and restricted cash shown in the statement of cash flows.	$27,489,798

NOTE 6 – CUSTOMER RECEIVABLE AND PAYABLES

Accounts receivable from and payable to customers at March 31, 2025, include cash and margin accounts. Securities owned by customers are held as collateral for any unpaid amounts. Such collateral is not reflected in the financial statements. The Company provides an allowance for credit losses, as needed, for accounts in which collection is uncertain. Management periodically evaluates each account on a case-by-case basis to determine impairment. Accounts that are deemed uncollectible are written off to bad debt

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

expense. Bad debt expense net of bad debt recoveries and trading error adjustments for the three- and nine-month period ended March 31, 2025 was $976 and $7,322, respectively $4,204 and $277,416 for the three and nine months period ended March 31, 2024.

NOTE 7 – PROPERTY AND EQUIPMENT

Depreciation expense for the three-month and nine months period ended March 31, 2025, was $4,442 and $13,707, respectively. The Company acquired the below on February 9, 2024, in connection with the acquisition of Wilson-Davis, see Note 10 for further detail. Property and equipment are summarized by major classifications as follows:

March 31, 2025
Equipment	$150,202
Leasehold improvements	89,087
Software	85,042
Furniture and fixtures	51,717
376,048
Less: Accumulated depreciation and Amortization	(373,675)
$2,373

NOTE 8. RELATED PARTY TRANSACTIONS

Related Party Share Issuance/Transfers

During the month of July 2024, Quantum Ventures LLC (“Quantum Ventures” or the “Sponsor”) and AtlasFinTech transferred 1,558,923 and 991,665 pre reverse split shares, respectively for total contributed shares of 2,550,588 or 42,510 post reverse split shares recorded as contributed capital for $2,412,930. The Company recorded contributed capital for the value of the liabilities settled with their personal shareholding. The contributed capital recognized was $21,299 in interest paid in shares for Promissory Notes, $217,397 in interest paid in shares for Secured Convertible Note, $400,000 of Principal converted under the Chardan convertible note along with $212,803 in interest paid in shares for the Chardan convertible note, $351,141 in interest paid in shares for Short and long term Notes and $1,210,290 for payment in shares under the contingent obligation to sellers.

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

During the three-month period ended March 31, 2025, AtlasFinTech transferred some of its shares to Tau to provide the Company with funding as the Company no longer had registered shares available. The value of the shares resulted in $177,334 of value contributed to the Company. As a result, the board approved the issuance of 27,282 shares to renumerate AtlasFinTech resulting in a net zero impact to the Company.

Advances from Related Parties

Atlas FinTech, a related party and shareholder, incurred expenditures of $803,860 in connection with the business combination. The amount is included in accounts payable and accrued liabilities as of June 30, 2024. On August 9, 2024, the Company issued 2,788,276 pre reverse split or 46,471 post reverse split shares to Atlas FinTech as full settlement of this payable as described above.

On December 27, 2024, a director of the Company advanced $9,000 to cover the Company registration statement filing fees. The amount remains unpaid and is included in account payable.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

On March 21, 2025, a director of the Company advanced $6,000 to cover the Company registration statement filing fees. The amount remains unpaid and is included in account payable.

NOTE 9. NOTES PAYABLE AND COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company filed two registration statements on Form S-1 to register the resale of up to 77,577,099 shares of Common Stock (on a pre-split basis) and up to 34,532,737 shares of Common Stock (on a post-split basis) by the selling stockholders named in the respective registration statements, which became effective on August 14, 2024 and March 6, 2025, respectively. The Company did not and will not receive any of the proceeds from these sales.

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

Business Combination Marketing Agreement and Chardan Note

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

During the nine-month period ended March 31, 2025, the Company received conversion notices for an aggregate principal amount of $74,925,000, and received a total of 2,570,285 post reverse split shares of Common Stock, of which 6,113 post reverse split were registered shares transferred from Quantum Ventures and 2,119 post reverse split were registered shares transferred from Atlas FinTech, (see Note 8 above), and 2,562,053 post reverse split were newly issued registered shares. During the nine month period ended March 31, 2025, Quantum Ventures transferred 2,427 post reverse split and Atlas fintech transferred 52,590 pre reverse split or 877 post reverse split registered shares to pay for accrued interest of $212,803.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

In connection with the Settlement Agreement, on October 23, 2024, the Company and Chardan entered into an amendment (the “Chardan Amended RRA”) to the registration rights agreement, dated February 9, 2024, pursuant to which the Company registered the resale of shares of Common Stock issuable upon conversion of the Chardan Note.

The Chardan Note is a Troubled Debt Restructuring (“TDR”) in scope of ASC 470-60, as the Company is both experiencing financial difficulty and Chardan has granted a concession. Since the debt restructuring involves a modification of terms of the note, it is accounted for prospectively from the time of restructuring (i.e., a new effective interest rate is established based on the carrying value of the Original Note and the revised cash flows). In addition, the maximum total undiscounted future cash payments $5,209,764 exceed the carrying amount of the Original Note $3,282,518; therefore, no adjustment to the carrying amount of the restructured debt is required and no restructuring gain is recognized. Any new fees to Chardan should be capitalized and amortized, while fees paid to third parties should be expensed. Any changes to the terms of the bifurcated derivative will go through income as a change in fair value.

During each of the three and nine-month periods ended March 31, 2025, the Company recognized $137,872 in interest expense on the principal and $1,452,060 and $1,631,000, respectively, of interest related to the amortization of the debt discount created with the derivative liability.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

As of March 31, 2025, the principal balance on the note was $1,009,764 and $382,456 of unamortized remaining discount for total carrying balance of $627,308. See Note 14 for additional information on the fair value and change in fair value related to the derivative.

Commercial Bancorp

On November 14, 2024, the Company and Commercial Bancorp agreed to amend the agreement and plan of merger, dated November 16, 2022 (as amended, the “Bank Acquisition Agreement”), to extend the termination date of the Bank Acquisition Agreement from November 16, 2024, to May 14, 2025. Pursuant to the amendment, the parties expect to enter into a new and mutually agreed agreement for the Company to acquire the shares held by such shareholders of Commercial Bancorp. No Commercial Bancorp shareholder is required to agree to such amended or new agreement. Failure to enter into a new agreement or amendment to the Bank Acquisition Agreement shall constitute termination of the Bank Acquisition Agreement without liability. The Company was to issue to the shareholders of Commercial Bancorp, without additional compensation, 500,000 pre reverse split or 8,333 post reverse split shares of common stock and the previously issued 40,000 pre reverse split or 667 post reverse split shares to the Commercial Bancorp shareholders were to be cancelled. The shares were not issued timely and as a result the Company agreed to issue 36,070 shares due to the drop in stock value during the delay. The 36,070 shares were issued on March 13, 2025 and were valued at $43,645 based on the trading price of the Common Stock of $1.21 on March 31, 2025. The value of the shares issued was recorded as a deposit towards the acquisition of Commercial Bancorp.

Expense Settlements

●	Carriage House Capital, Inc. – up to 350,000 pre reverse split or 5,833 post reverse split shares of Common Stock that were issued, or may become issuable, to Carriage House Capital, Inc. (“Carriage”), pursuant to the Consulting Agreement, dated as of February 19, 2024, between Carriage and the Company (the “Carriage Agreement”), as partial consideration for consulting services rendered to the Company, at the price per share of $4.98 pre reverse split or $298.80 post reverse split on the day of issuance. The total consideration due under the Consulting Agreement is 350,000 shares of Common Stock, 100,007 shares of which were due upon signing of the contract and 27,777 shares of which are due in months four through twelve from the date of signing. On February 9, 2024, 100,000 pre reverse split or 1,667 post reverse split shares were issued, and were valued at $4.98 pre reverse split or $298.80 post reverse split per share as agreed upon consideration. On January 15, 2025 the Company issued the remaining 4,166 shares under the agreement and valued at the closing price on the date of issuance of $6.50 per share resulting in settlement of the stock payable at $27,100, resulting in the change in fair value of the stock payable of $232,793.
●	Interest Solutions, LLC – 144,454 pre reverse split or 2,408 post reverse split shares of Common Stock that may become issuable to Interest Solutions, LLC (“Interest Solutions”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $2.00 pre reverse split or $120 post reverse split. Accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three and nine month period ended March 31, 2025 the company recognized $8,913 and $26,739 in interest expenses. Quantum Ventures transferred 4,457 pre reverse split or 74 post reverse split registered shares to pay for $9,011 in accrued interest. As of March 31, 2025 and June 30, 2024, there is $306,636 and $288,908 included in Promissory note payable.
●	JonesTrading Institutional Services LLC – up to 196,983 pre reverse split or 3,283 post reverse split shares of Common Stock that may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $2.00 pre reverse split or $120 post reverse split. Accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three and nine month periods ended March 31, 2025 the Company recognized $12,151 and $36,463 in interest expenses and the Quantum Ventures transferred 6,077 pre reverse split or 101 post reverse split registered shares to pay for $12,288 in accrued interest. As of March 31, 2025 and June 30, 2024, there is $418,141 and $393,966 included in Promissory note payable.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

●	Toppan Merrill LLC – the Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note is February 8, 2026 and the note accrues interest at a rate of 13% per annum. The principal and interest payments due under the note is not payable in shares of Common Stock. As of March 31, 2025 and June 30, 2024, there was $180,537 and $170,094, respectively, included in Promissory note payable.
●	Winston & Strawn LLP – up to $2,500,000 in shares of Common Stock that may become issuable to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”). Pursuant to the Winston Agreement, the Company may issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. As of March 31, 2025 and June 30, 2024, the amount is included in Subscription agreement as an liability of $2,484,933 and $2,425,647, respectively. Due to the nature of the settlement terms, the subreption agreement was deemed to be a derivative liability to the Company as of June 30, 2024 under ASC 480. Change in fair value of the subscription agreement are measured at each reporting period with change reported in earnings. See valuation approach and further disclosure on Note 15.
●	Outside The Box Capital Inc. – 6,919 shares of Common Stock that were issued to Outside The Box Capital Inc. (“OTB”), pursuant to a Marketing Services Agreement, as payment in shares for services rendered to the Company the shares were valued at the closing price on the date of issuance of $5.70 per share resulting in compensation expense of $39,404.

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

As a result of the delay in filing the registration statement the Company incurred $1,500,000 in fees through June 30, 2024 which has been added to the principal of the note. During the nine months ended March 31, 2025, the Company incurred an additional $600,000 in fees due to delays in the registration statement and the unpaid interest of $1,530,659 was applied to the principal balance for a total principal balance of $9,130,659 as of March 31, 2025. In addition, due to the delayed registration statement the company will be required to pay 20% interest on principal balance due.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

As of January 7, 2025, AtlasClear Holdings, Inc. accounted for the Amendment as a restructuring under troubled debt restructuring in accordance with ASC 470-60 (“TDR”) of the outstanding liabilities related to the Amendment. The Amendment results in the future undiscounted cash flows of the modified debt being greater than the net carrying value of the original debt, as the only change to cash flows is the additional interest for the period from old maturity date to the new maturity date. Since the maximum total undiscounted future cash payments exceeds the carrying amount of the payable, no adjustment to the carrying amount of the restructured debt is required and no restructuring gain is recognized.

During the three months ended March 31, 2025, the Company received notice to convert principal and interest totaling $509,549 resulting in the issuance of 258,678 shares.

For the three and nine months ended March 31, 2025, the Company recognized $283,013 and $1,428,838, respectively of interest expense on the principal and $48,876 and $409,046 of interest related to the amortization of the debt discount issued with the note. As of December 31, 2024, the carrying value of the notes was $8,568,040 net of discount of $562,620. During the nine month period the Quantum Ventures transferred 368,004 pre reverse split or 6,133 post reverse split registered shares to pay for accrued interest of $217,373.

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

During the nine month ended March 31, 2025, the Company received conversion notice for a total $5,000,000 in short term loan principal and $366,979 of short term loan interest, and long term loan principal of $523,573 and $705,856 of long term interest, receiving a total of approximately 2,557,683 post reverse split shares of common stock newly issued registered shares. During the three and nine months ended March 31, 2025, the company recognized $57,842 and $366,978 in interest expense on the short-term principal, $259,063 and $777,192 in interest expense on the long-term principal and $99,890 and $299,670 of interest related to the amortization of the debt discount on long-term loan created with the derivative liability. During the nine month period the Quantum Ventures transferred 368,004 pre reverse split or 6,133 post reverse split registered shares to pay for accrued interest of $92,083 on short-term loan and $259,058 on long-term loan. As of March 31, 2025 the Principal balance and accrued interest was fully settled with shares in agreed upon conversion terms. As of March 31, 2025 the Principal balance on the long-term loan was $7,447,622 and $71,340 in accrued interest net of $321,868 of unamortized debt discount for total carrying balance of $7,197,094 in long-term loans. The loan matures on February 9, 2026, as such the long term loan has been included in current liabilities.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Contingent Guarantee

In connection with the acquisition of Wilson-Davis, Founder shares were transferred to cover a cash deficit of $4,000,000. The share has a make-whole provision that require to be accounted for under ASC 480. The Company has valued the obligation as of June 30, 2024 of $3,256,863 based on the cash value that would need to be renumerated by the Company. The value of the cash that would be paid was deemed to be the fair value of the contingent guarantee. The Company analyzed the public sales of the shares transferred to determine the amount of cash recovered less the $4,000,000 contingent guarantee resulting in a liability due of $3,256,863. As of February 9, 2024 the 885,010 shares transferred by the Founder were valued at $8,850,100 which was greater than the $4,000,000 guaranteed value as such the value of the guarantee was deemed to be zero on February 9, 2024. As a result of the decrease in stock prices through June 30, 2024 the Sellers have recovered $743,137 in cash through sales of the shares transferred resulting in the value of the liability as of June 30, 2024 to be $3,256,863.

During the nine-month period ended March 31, 2025, the Atlas FinTech agreed to transfer 1,234,990 in registered shares to the sellers under the contingent guarantee, resulting in a reduction in the contingent guarantee of $1,210,290 based on the fair value of the shares transferred on the transfer date.

On August 9, 2024, the Company entered into an agreement to modify the terms of the contingent guarantee where the Company agreed to enter into a convertible note on the amount that has not yet been recovered through share issuances of $2,886,347 plus a 5% convenience fee applied resulting in the Company issuing a convertible note of $3,030,665 due February 9, 2026. This Convertible Promissory Note (this “Merger Financing”) is being issued pursuant to that certain Post-Closing Agreement dated effective August 9, 2024 (the “Agreement”), by and between the Company and the former stockholders of Wilson-Davis, to address the remaining Gross Proceeds Shortfall that cannot be remedied by the transfer of Additional Shares. Capitalized terms used but not defined herein shall have the meanings given to them in the Stock Purchase Agreement, as defined in the Agreement. The note was analyzed under ASC 480 and ASC 815, as a result of the Company not having sufficient shares authorized to settle the convertible note, the Merger Financing note falls under ASC 815.

During the three months period ended March 31, 2025, the Company received notice to convert $108,813 of principal resulting in the issuance of approximately 104,348 shares at the agreed upon conversion price.

Under ASC 815 the conversion feature was bifurcated resulting in a conversion liability of $113,044 for the Merger Financing and at issuance. For the three and nine months ended March 31, 2025, the Company recognized $98,497 and $256,091 in interest expense on the principal and $18,531 and $48,183 of interest related to the amortization of the debt discount created with the derivative liability the carrying balance as of March 31, 2025, net of principal converted to shares of $108,813 is $3,113,082, net of $64,861 in unamortized debt discount. See Note 14 for additional information on the fair value of the derivative.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Second ELOC Agreement

On February 5, 2025, the Company and Tau entered into an at-the-market agreement (“Second ELOC Agreement”). Pursuant to the Second ELOC Agreement, upon the terms thereof and subject to the satisfaction of certain conditions, we have the right from time to time at our option to direct Tau to purchase up to a specified maximum amount of shares of our Common Stock, up to a maximum aggregate purchase price of $12.25 million (the “Aggregate Limit”), over the 24-month term of the Second ELOC Agreement. We may request, on dates determined by us, individual advances up to the greater of 2,000 shares or such amount as is equal to 50% of the average daily volume traded of the Common Stock during the 30 trading days immediately prior to the date we request each advance, subject to the Aggregate Limit. Any such advance will reduce amounts that we can request for future advances and draw downs. The purchase price payable for the shares sold pursuant to any advance will be equal to 97% of the lowest VWAP of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice. Tau’s obligation to purchase the shares we request to sell pursuant to any advance is conditioned upon, in addition to certain other customary closing conditions, the continued effectiveness of a registration statement pursuant to which Tau may freely sell the shares to be received.

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

As both the Commitment Amount and Commitment Fee were issued in a single transaction and are both remeasured to fair value through earnings in each subsequent reporting period, the proceeds received should be allocated to each freestanding financial instrument on a relative fair value basis. As such, as of March 31, 2025 the Company requested advance notices for a total of $1,611,675 which resulted in approximately 346,833 post reverse split to be sold by Tau. Tau sold and settled 305,928 post reverse split shares under the ELOC resulting in in $1,425,503 of cash proceeds under the ELOC. Tau purchased the shares from the Company at $1,406,439 resulting in a realized gain of $19,064. Tau over funded the Company by $11,880 as such this is reflected as a stock payable in equity. As of March 31, 2025, 888,973 shares were issued to Tau towards future advance requests. The shares are deemed issued but not outstanding.

See Note 14 for additional information regarding the fair value method applied to the ELOC agreement and related disclosures.

Hanire Purchase Agreement

On December 31, 2024, AtlasClear Holdings, Inc. (the “Company”) and Hanire, LLC (“Hanire”) entered into a securities purchase agreement (the “Hanire Purchase Agreement”) for the purchase and sale, in a private placement, of (i) up to 333,333 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at a purchase price of $15.00 per share (after giving

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

effect to the 1-for-60 reverse stock split effected by the Company on December 31, 2024), and (ii) a convertible promissory note (the “Hanire Note”) in the principal amount of up to $40 million (plus any amount by which the aggregate purchase price paid by the Investor for the Shares is less than $5 million as a result of the Share Limit, as defined below). To the extent the number of Shares to be purchased by Hanire at the Closing would cause Hanire to own more than 19.9% of the Company’s outstanding voting stock, the number of Shares will be reduced such that the number of Shares is equal to 19.9% of the total outstanding voting stock (the “Share Limit”). The consummation of the issuance and sale of the Shares and the Note (the “Hanire Closing”) is to occur at such time as agreed to by the Company and Hanire on or before January 31, 2025 (subject to extension by up to 15 days by Hanire), subject to customary closing conditions. As of March 31, 2025, no funding under the agreement has closed.

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

In connection with the execution of the Purchase Agreement the Company registered the resale by Hanire of up to 333,333 shares of Common Stock. As of March 31, 2025, Hanire had not yet funded under the agreement.

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

MARCH 31, 2025

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

MARCH 31, 2025

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

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of Wilson-Davis operations and AtlasClear Holdings’ operations, as though the acquisition of Wilson-Davis had been completed as of the beginning of fiscal 2023. The pro forma financial information for the nine months ended March 31, 2024 combines our results for these periods with that of AtlasClear Holdings’ results for the three and nine months ended March 31, 2024. The merger closed on February 9, 2024, as such the three months ended March 31, 2024 includes pro forma financial information for the period from January 1, 2024 to February 8, 2024 and the nine months ended March 31, 2024 includes pro forma financial information for the period from July 1, 2023 to February 8, 2024.

The following table summarizes the unaudited pro forma financial information:

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Total revenue	$2,525,723	$5,976,573
Net loss	$(88,327,404)	$(88,603,912)

Weighted average shares
Basic	196,696	196,696
Net loss per shares:
Basic	$(449.06)	$(450.46)
Weighted average shares
Diluted	196,696	196,696
Net loss per shares:
Diluted	$(449.06)	$(450.46)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2023. The financial information for the periods presented above includes pro forma adjustments as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Revenue	$1,255,039	$4,705,889
Amortization of intangibles	$(160,920)	$(160,920)
Operating expenses	$(1,028,819)	$(5,888,747)
Interest income net of expense	$234,713	$1,271,283

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 11. INTANGIBLE ASSETS

Pacsquare Purchase Agreement

Pursuant to the transactions contemplated by a letter of intent, on February 16, 2024, AtlasClear and Pacsquare entered into a Source Code Purchase Agreement and Master Services Agreement (the “Pacsquare Purchase Agreement”), pursuant to which AtlasClear acquired the AtlasClear Platform. Pursuant to the Pacsquare Purchase Agreement, Pacsquare will develop, implement and launch the AtlasClear Platform and provide maintenance and support services as described in the agreement. The Pacsquare Purchase Agreement provides that Pacsquare will develop and deliver to AtlasClear the Level 1 equities trading platform and that it will develop and deliver all modules of the clearing platform within 12 months of signing the Pacsquare Purchase Agreement. AtlasClear owns all the intellectual property relating to the AtlasClear Platform, including the software and source code. The Pacsquare Purchase Agreement also granted AtlasClear a right of first refusal to any products or services that relate to trading, settlement, clearance or any other business of AtlasClear that Pacsquare proposes to offer to other persons. The purchase price for the assets was $4.8 million as follows: (i) $1.9 million, consisting of (A) $100,000 payable in a cash upon delivery of the source code and execution of the Pacsquare Purchase Agreement; (B) $850,000 payable in shares of Common Stock at a price of $6.00 per share; and (C) $950,000 to be paid in four monthly installments of $237,500, payable in shares of Common Stock at the price per share on the day of issuance and (ii) $2.7 million to be paid ratably on a module-by-module basis upon delivery and acceptance of each of the AtlasClear Platform modules. AtlasClear has sole discretion to determine whether any of the foregoing payments will be made in cash or shares of Common Stock. To date, Pacsquare has not delivered the AtlasClear Level 1 equities trading platform or the modules of the clearing platform, as contemplated by the terms of the Pacsquare Purchase Agreement.

As of June 30, 2024, the Company has issued 5,600 post reverse split shares of Common Stock 2,361 post reverse split of which were valued at $360 post reverse split per share valued at $850,000, as per agreed upon terms and 3,239 post reverse split valued at $90 per share valued at $291,500 based on the fair value of common stock on March 12, 2024 the date the shares were issued pursuant to the terms of the Pacsquare Purchase Agreement, paid $500,000 in cash and accrued $85,000 in accounts payable for total carrying value of $1,726,500. During the nine months ended March 31, 2025 the Company issued 8,333 post reverse split shares valued at $122,300 on issuance date to Pacsquare as additional consideration towards the AtlasClear platform and accrued and additional $80,000 in accrued invoices received bringing the balance to $1,928,800 as of March 31, 2025. Of the $165,000 accrued as of March 31, 2025, the Company paid $125,000 in cash leaving $40,000 payable included in accounts payable. The AtlasClear platform has commenced utilization as of the quarter ended December 31, 2024 as such amortization expense for the three and nine months ended March 31, 2025 is $47,547 and $95,621, respectively. The Company anticipates a useful life of 10 years.

Intangible Assets of the company at March 31, 2025, are summarized as follows:

		March 31, 2025
			Accumulated	Impairment
	Est useful life	Cost	Amortization	of Asset	Net

Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Pacsquare assets – Proprietary Software	10 years	1,928,800	(95,621)	—	1,833,179
Customer Lists	12 years	14,625,000	(1,389,041)	—	13,235,959
Intangible Assets		$22,696,325	$(1,484,662)	$—	$21,211,663

Below is a summary of the amortization of intangible assets for the next five years:

Fiscal Year	Amount
June 30, 2025	$351,927
June 30, 2026	1,411,577
June 30, 2027	1,411,577
June 30, 2028	1,414,916
June 30, 2029	1,411,577
Thereafter	9,067,563

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2025 and June 30, 2024, there were 6,188,094 and 207,585, respectively and 888,972 and zero, respectively, shares issued but not outstanding which were issued under the Tau agreement and accounted for as a liability in accordance with ASC 815.

The Common Stock commenced trading on the NYSE American LLC (“NYSE”) under the symbol “ATCH” on February 12, 2024. AtlasClear Holdings’ warrants commenced trading on the over-the-counter market (the “OTC”) under the symbol “ATCH WS” on February 12, 2024.

NOTE 13. WARRANTS

As of March 31, 2025 and June 30, 2024, there are 20,125,000 Public Warrants outstanding, each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 prior to reverse split or $690 post reverse split per whole share, that are classified and accounted for as equity instruments. The Public Warrants are now exercisable.

As of March 31, 2025 and June 30, 2024, there are 6,153,125 Private Warrants to purchase an equal number of common shares at an exercise price of $11.50 prior to reverse split or $690 post reverse split per share that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and June 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	June 30,
Description	Level	2025	2024

Liabilities:
Subscription agreement	3	$2,484,933	$2,425,647
Contingent Guarantee	3	$—	$3,256,863
Warrant liability – Private Warrants	3	$61,531	$307,656
Earnout liability	3	$11,230,000	$12,298,000
Convertible notes derivative	3	$887,019	$16,462,690
Merger financing derivative	3	$102,375	—
Tau agreement	3	$893,721	$—

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

The key inputs into the Monte Carlo model for the Subscription Agreement were as follows:

	March 31,	June 30,
Input	2025	2024
Market price of public shares	$0.67	$62.40
Equity volatility	116.3%	26.2%
Risk-free rate	4.19%	5.05%

Contingent Guarantee

In connection with the acquisition of Wilson-Davis, Founder shares were transferred to cover a cash deficit of $4,000,000. The share has a make-whole provision that require to be accounted for under ASC 480. The Company has valued the obligation as of June 30, 2024 of $3,256,863 based on the cash value that would need to be renumerated by the Company. The value of the cash that would be paid was deemed to be the fair value of the contingent guarantee. The Company issued shares valued at $1,210,290 during the nine months ended March 31, 2025 and based on the value of shares sold as of August 8, 2024 the Company was obligated to repay $2,886,347 under the contingent guarantee, resulting in a change in fair value of $839,775. On August 9, 2024 the Company issued convertible note to modify the repayment conditions, resulting in the extinguishment of the contingent liability and recognizing the fair value of the convertible note agreement referred to as Merger financing, see Note 9 for further discussion and below.

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

MARCH 31, 2025

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

	March 31,	June 30,
Input	2025	2024
Market price of public shares	$0.67	$62.40
Risk-free rate	3.86%	4.27%
Dividend yield	0.00%	0.00%
Volatility	116.3%	58.7%
Exercise price	$689.86	$689.86
Effective expiration date	February 2029	February 2029

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

The key inputs into the Monte Carlo model for the Earnout liability were as follows:

	March 31,	June 30,
Input	2025	2024
Market price of public shares	$0.67	$62.40
Revenue volatility	14.00%	15.00%
Discount factor for revenue	9.51%	9.69%

Convertible Note Derivatives

The Conversion derivative, associated with Short-term notes, Long-Term notes, and the Original Chardan Note was accounted for as a liability in accordance with ASC 815-40. The Conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Conversion derivative liability in the consolidated statements of operations. The Convertible note derivative is made up of the fair value of the embedded conversion option included in the Short-term notes, Long-Term notes, and the Original Chardan Note with a fair value as of March 31, 2025 of $0, $887,019 and $0, respectively totaling, $887,019 and as of June 30, 2024 of $4,807,692, $7,664,613 and $3,990,385, respectively totaling, $16,462,690.

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

MARCH 31, 2025

(Unaudited)

Company did not repay the short-term notes, as such has incurred penalty interest from 9% to 13% until the note is repaid. The note is due on demand but will mature on February 9, 2026. No notice of default has been received.

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of December 31, 2024 valuation of the convertible note conversion feature under Black-Scholes was no longer appropriate as it does not take into account the probability of multiple components. As such as of December 31, 2024 the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the short term loan at $247,203. See Note 9 for additional information.

As of March 31, 2025 the sellers requested conversion of all principal and interest as such the shorth term loan was fully settled. See Note 9 for further discussion.

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

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of March 31, 2025 valuation of the convertible note conversion feature under Black-Scholes was no longer appropriate as it does not take into account the probability of multiple components. As such as of March 31, 2025 the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the long term loan at $887,019. See Note 9 for additional information.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The key inputs into the Monte-Carlo model for the Conversion derivative as of March 31, 2025 were as follows:

March 31,
Input	2025
Market price of public shares	$0.67
Risk-free rate	4.00%
Discount rate	10.83%
Probability of default	16.3%
Recovery rate	28.9%
Volatility	116.3%
Effective expiration date	February 2026

The key inputs into the Black-Scholes model for the Conversion derivative were as follows:

June 30,
Input	2024
Market price of public shares	$62.40
Risk-free rate	4.90%
Dividend yield	0.00%
Volatility	14,461%
Exercise price	$0.99
Effective expiration date	February 2026

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

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of March 31, 2025, valuation of the convertible note conversion feature under Black-Scholes was no longer

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

appropriate as it does not take into account the probability of multiple components. As such, as of March 31, 2025, the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Chardan Note at $0. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of March 31, 2025 were as follows:

March 31,
Input	2025
Market price of public shares	$0.67
Risk-free rate	4.23%
Discount rate	7.69%
Probability of default	4.5%
Recovery rate	47.6%
Effective expiration date	June 30, 2025

The key inputs into the Black-Scholes model for the conversion derivative are as follows:

June 30,
Input	2024
Market price of public shares	$62.40
Risk-free rate	4.52%
Dividend yield	0.00%
Volatility	166,681.0%
Exercise price	$0.84
Effective expiration date	February 2028

Secured Convertible Note

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of March 31, 2025 valuation of the secured convertible note conversion feature now was required to be bifurcated under ASC 815 as such the Company fair valued the embedded derivative. As such as of March 31, 2025 the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Secured Convertible Note at $0. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of March 31, 2025 were as follows:

March 31,
Input	2025
Market price of public shares	$0.67
Risk-free rate	3.82%
Discount rate	7.94%
Probability of default	39.0%
Recovery rate	47.6%
Volatility	116.3%
Effective expiration date	January 2028

Merger Financing

As discussed above under Contingent Guarantee, on August 9, 2024 the Company issued convertible note to modify the repayment conditions, resulting in the extinguishment of the contingent liability and recognizing the fair value of the convertible note agreement. As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that the merger financing notes conversion feature was required to be bifurcated under ASC 815 as such the Company fair valued the embedded derivative. As such as of August 9, 2024 the issuance date and as of March 31, 2025 the conversion feature was

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

valued using Monte Carlo model resulting in the fair value of the conversion option included in the Merger financing notes at $102,375 and $150,490, respectively. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of March 31, 2025 were as follows:

	March 31,	August 9,
Input	2025	2024
Market price of public shares	$0.67	$16.20
Risk-free rate	4.00%	4.78%
Discount rate	10.83%	16.98%
Probability of default	16.3%	25.4%
Recovery rate	28.9%	28.9%
Volatility	116.3%	37.2%
Effective expiration date	February 2026	February 2026

Tau Agreement

As discussed in Note 9 the Tau Agreement has both a Commitment Amount and a Commitment fee that requires to be fair valued under ASC 815 and ASC 480, respectively. As such as of July 31, 2024 the issuance date and as of March 31, 2025 both the Commitment Amount and the Commitment Fee were valued using Monte Carlo model resulting in the fair value of the Commitment Amount at $966,153 and $892,552, respectively and the Commitment Fee at $124,796 and $4,449, respectively.

The key inputs into the Monte-Carlo model for the Commitment Amount as of issuance date of July 31, 2024, and March 31, 2025 were as follows:

	March 31,	July 31
Input	2025	2024
Anticipated Monthly Advance Amounts	$40,000	$40,000
Risk-free rate	3.84%	4.20%
Volatility	116.3%	40.3%
Effective expiration date	February 2027	July 2026

The key inputs into the Monte-Carlo model for the Commitment Fee as of issuance date of July 31, 2024, and March 31, 2025 were as follows:

	March 31,	July 31,
Input	2025	2024
Market price of public shares	$0.67	$16.20
Risk-free rate	3.84%	4.20%
Volatility	116.3%	40.3%
Effective expiration date	February 2027	July 2026

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following table presents the changes in the fair value of the following:

	Private	Tau
	Placement	Agreement
	Warrants	Liability
Fair value as of June 30, 2024	$307,656	$—
Initial measurement	—	1,090,949
Transferred to equity	—	(303,000)
Change in valuation inputs or other assumptions	(246,125)	184,559
Fair value as of September 30, 2024	$61,531	$972,508
Transferred to equity	—	(115,277)
Change in valuation inputs or other assumptions	61,531	(73,284)
Fair value as of December 31, 2024	$123,062	$783,947
Fair value of advance requests		1,042,329
Transferred to equity	—	(879,403)
Change in valuation inputs or other assumptions	(61,531)	(53,152)
Fair value as of March 31, 2025	$61,531	$893,721

	Conversion	Earnout
	Derivative	Liability
Fair value as of June 30, 2024	$16,462,690	$12,298,000
Change in valuation inputs or other assumptions	(14,320,179)	340,000
Fair value as of September 30, 2024	$2,142,511	$12,638,000
Change in valuation inputs or other assumptions	(1,117,805)	(1,594,000)
Fair value as of December 31, 2024	$1,024,706	$11,044,000
Change in valuation inputs or other assumptions	(137,687)	186,000
Fair value as of March 31, 2025	$887,019	$11,230,000

	Subscription	Contingent
	Agreement	Guarantee
Fair value as of June 30, 2024	$2,425,647	$3,256,863
Shares issued as partial payment	—	(1,210,290)
Change in valuation inputs or other assumptions	34,841	839,774
Exchanged to Merger financing note	—	(2,886,347)
Fair value liability as of September 30, 2024	$2,460,488	$—
Change in valuation inputs or other assumptions	13,041
Fair value liability as of December 31, 2024	$2,473,529
Change in valuation inputs or other assumptions	11,404
Fair value as of March 31, 2025	$2,484,933

	Merger	Secured
	Financing	Convertible
	Derivative	Derivative
Fair value as of June 30, 2024	$—	$—
Initial measurement	113,044	—
Change in valuation inputs or other assumptions	63,195	89,535
Fair value as of September 30, 2024	$176,239	$89,535
Change in valuation inputs or other assumptions	(25,749)	(89,535)
Fair value as of December 31, 2024	$150,490	$—
Change in valuation inputs or other assumptions	(48,115)	—
Fair value as of March 31, 2024	$102,375	$—

There were no transfers between levels during the three months ended December 31, 2024 and 2023.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Subsequent to March 31, 2025 the Company received $355,000 from the settlement of shares under the Tau agreement and the Company issued an additional 371,991 shares to use under the ELOC for future advances.

Issuances of Common Stock

In April and May, 2025, the Company issued a total of 8,147,901 shares of Common Stock to the Wilson-Davis sellers under the Long-Term Note, the Merger Financing for total of $2,655,057 in Principal and $236,287 of interest. Conversion rate of 90% of the trailing seven-trading day VWAP prior to payment was between $0.49 and $0.30 per share.

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

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Transition Report on Form 10-KT for the transition period ended June 30, 2024 (the “Transition Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 16, 2024 and in the Company’s Registration Statement on Form S-1 (File No. 333-284095) that was declared effective by the SEC on March 6, 2025 (the “Registration Statement”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For more information about the Note Financing, see Notes 9 and 14 under Secured Convertible Note.

Pacsquare Purchase Agreement

Pursuant to the transactions contemplated by a letter of intent, on February 16, 2024, AtlasClear and Pacsquare entered into a Source Code Purchase Agreement and Master Services Agreement (the “Pacsquare Purchase Agreement”), pursuant to which AtlasClear acquired the AtlasClear Platform. Pursuant to the Pacsquare Purchase Agreement, Pacsquare will develop, implement and launch the AtlasClear Platform and provide maintenance and support services as described in the agreement. The Pacsquare Purchase Agreement provides that Pacsquare will develop and deliver to AtlasClear the Level 1 equities trading platform and that it will develop and deliver all modules of the clearing platform within 12 months of signing the Pacsquare Purchase Agreement. AtlasClear owns all the intellectual property relating to the AtlasClear Platform, including the software and source code. The Pacsquare Purchase Agreement also granted AtlasClear a right of first refusal to any products or services that relate to trading, settlement, clearance or any other business of AtlasClear that Pacsquare proposes to offer to other persons. The purchase price for the assets was $4.8 million as follows: (i) $1.9 million, consisting of (A) $100,000 payable in a cash upon delivery of the source code and execution of the Pacsquare Purchase Agreement; (B) $850,000 payable in shares of Common Stock at a price of $6.00 per share; and (C) $950,000 to be paid in four monthly installments of $237,500, payable in shares of Common Stock at the price per share on the day of issuance and (ii) $2.7 million to be paid ratably on a module-by-module basis upon delivery and acceptance of each of the AtlasClear Platform modules. AtlasClear has sole discretion to determine whether any of the foregoing payments will be made in cash or shares of Common Stock. The Company has issued 336,000 shares of Common Stock to Pacsquare pursuant to the terms of the Pacsquare Purchase Agreement at a price of $3.32 per share in satisfaction of a total cash amount of $1,150,000. Of the remaining purchase price, $950,000 is payable in four monthly installments of $237,500 in cash or shares of Common Stock at the price per share on the day of issuance, as source code is provided; and $2.7 million is payable on a module-by-module basis at the price per share on the day of issuance. To date, Pacsquare has not delivered the AtlasClear Level 1 equities trading platform or the modules of the clearing platform, as contemplated by the terms of the Pacsquare Purchase Agreement.

For more information about the Pacsquare Purchase Agreement, see Note 11 - Intangible Assets.

Amendments to Bank Acquisition Agreement

On February 26, 2024, AtlasClear and Commercial Bancorp entered into an amendment (the “First Amendment”) to the Amended and Restated Agreement and Plan of Merger, dated as of November 16, 2022, by and between AtlasClear and Commercial Bancorp (the “Bank Acquisition Agreement”), pursuant to which, among other things, Commercial Bancorp is expected to merge with and into a subsidiary of AtlasClear. Pursuant to the Amendment, Commercial Bancorp received 40,000 shares of Common Stock in lieu of a nonrefundable escrow deposit. On November 14, 2024, the Company and Commercial Bancorp agreed to amend the Bank Acquisition Agreement (as amended, the “Second Amendment”), to extend the termination date of the Bank Acquisition Agreement from November 16, 2024, to May 14, 2025. Pursuant to the Second Amendment, the parties expect to enter into a new agreement for the Company to acquire the shares held by such shareholders of Commercial Bancorp. No Commercial Bancorp shareholder is required to agree to such amended or new agreement. Failure to enter into a new agreement or amendment to the Bank Acquisition Agreement will constitute termination of the Bank Acquisition Agreement without liability. Pursuant to the Second Amendment, the Company will issue to the shareholders of Commercial Bancorp, without additional compensation, 500,000 shares of Common Stock and the previously issued 40,000 shares to the Commercial Bancorp shareholders will be cancelled. The shares were not issued timely and as a result, on March 13, 2025, the Company issued 36,070 shares to the Commercial Bancorp shareholders due to the drop in stock value during the delay. The shares were valued at $43,645 based on the trading price of Common Stock of $1.21 on March 13, 2025. The value of the shares issued was recorded as a deposit towards the acquisition of Commercial Bancorp.

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

In connection with the Settlement Agreement, on October 23, 2024, the Company and Chardan entered into an amendment (the “Chardan Amended RRA”) to the registration rights agreement, dated February 9, 2024, pursuant to which the Company registered the resale of shares of Common Stock issuable upon conversion of the Chardan Note. During the three-month period ended March 31, 2025, Chardan requested conversion of $4,200,000 of outstanding principal, resulting in the issuance of 2,532,568 shares of common stock.

For more information about the Chardan Note, see Note 9, Note 14 and Note 15.

Additional Settlements

The Company entered into the following settlements for certain accrued expenses and other obligations to third parties through the issuance of Common Stock and/or convertible promissory notes. Some of the ongoing obligations of the Company, or obligations that ended during the quarter ended March 31, 2025, pursuant to such settlements are as follows:

●	Carriage House Capital, Inc. – up to 350,000 pre reverse split or 5,833 post reverse split shares of Common Stock that were issued, or may become issuable, to Carriage House Capital, Inc. (“Carriage”), pursuant to the Consulting Agreement, dated as of February 19, 2024, between Carriage and the Company (the “Carriage Agreement”), as partial consideration for consulting services rendered to the Company, at the price per share of $4.98 pre reverse split or $298.80 post reverse split on the day of issuance. The total consideration due under the Consulting Agreement is 350,000 shares of Common Stock, 100,007 shares of which were due upon signing of the contract and 27,777 shares of which are due in months four through twelve from the date of signing. On February 9, 2024, 100,000 pre reverse split or 1,667 post reverse split shares were issued, and were valued at $4.98 pre reverse split or $298.80 post reverse split per share as agreed upon consideration. On January 15, 2025, the Company issued the remaining 4,166 shares under the Carriage Agreement, valued at the closing price on the date of issuance of $6.50 per share, resulting in settlement of the stock payable at $27,100, and resulting in the change in fair value of the stock payable of $232,793.

●	Interest Solutions, LLC – 144,454 pre reverse split or 2,408 post reverse split shares of Common Stock that may become issuable to Interest Solutions, LLC (“Interest Solutions”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $2.00 pre reverse split or $120 post reverse split. Accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three and nine month period ended March 31, 2025 the Company recognized $8,913 and $26,739 in interest expenses. Quantum Ventures transferred 4,457 pre reverse split or 74 post reverse split registered shares to pay for $9,011 in accrued interest. As of March 31, 2025 and June 30, 2024, there was $306,636 and $288,908, respectively, included in Promissory note payable.
●	JonesTrading Institutional Services LLC – up to 196,983 pre reverse split or 3,283 post reverse split shares of Common Stock that may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $2.00 pre reverse split or $120 post reverse split. Accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three and nine month periods ended March 31, 2025 the Company recognized $12,151 and $36,463 in interest expenses and the Quantum Ventures transferred 6,077 pre reverse split or 101 post reverse split registered shares to pay for $12,288 in accrued interest. As of March 31, 2025 and June 30, 2024, there was $418,141 and $393,966, respectively, included in Promissory note payable.
●	Toppan Merrill LLC – the Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note is February 8, 2026 and the note accrues interest at a rate of 13% per annum. The principal and interest payments due under the note is not payable in shares of Common Stock. As of March 31, 2025 and June 30, 2024, there was $180,537 and $170,094, respectively, included in Promissory note payable.
●	Winston & Strawn LLP – up to $2,500,000 in shares of Common Stock that may become issuable to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”). Pursuant to the Winston & Strawn Agreement, the Company may issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. As of March 31, 2025 and June 30, 2024, the amount was included in Subscription agreement as a liability of $2,484,933 and $2,425,647, respectively. Due to the nature of the settlement terms, the Winston & Strawn Agreement was deemed to be a derivative liability to the Company as of June 30, 2024 under ASC 480. Change in fair value of the Winston & Strawn Agreement are measured at each reporting period with change reported in earnings. See valuation approach and further disclosure on Note 15.
●	Outside The Box Capital Inc. – On February 6, 2025, the Company issued 6,919 shares of Common Stock to Outside The Box Capital Inc. (“OTB”), pursuant to a Marketing Services Agreement, as payment in shares for services rendered to the Company the shares were valued at the closing price on the date of issuance of $5.70 per share resulting in compensation expense of $39,404.

For more information about each of the above settlements, see Note 9.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The Company did not have operations until the acquisition of Wilson-Davis in connection with the Business Combination which closed on February 9, 2024. Therefore, the period-to-period comparison below primarily reflects financial results of Wilson-Davis since February 9, 2024.

	Three Months Ended		Three Months
	March 31,		Ended
	2025	2024	Changes

REVENUES
Commissions	$1,506,077	$929,514	$576,563
Vetting fees	370,700	159,075	211,625
Clearing fees	658,926	131,843	527,083
Net gain/(loss) on firm trading accounts	1,527	3,656	(2,129)
Other revenue	5,873	46,596	(40,723)
TOTAL REVENUES	2,543,103	1,270,684	1,272,419

EXPENSES
Compensation, payroll taxes and benefits	1,549,228	1,031,779	517,449
Data processing and clearing costs	435,307	455,703	(20,396)
Regulatory, professional fees and related expenses	845,350	11,537,254	(10,691,904)
Stock compensation expense	—	1,462,650	(1,462,650)
Communications	209,632	82,590	127,042
Occupancy and equipment	51,215	21,559	29,656
Transfer fees	51,264	20,618	30,646
Bank charges	56,933	36,176	20,757
Intangible assets amortization	348,060	453,464	(105,404)
Other	68,288	38,798	29,490
TOTAL EXPENSES	3,615,277	15,140,591	(11,525,314)

LOSS FROM OPERATIONS	(1,072,174)	(13,869,907)	12,797,733

OTHER INCOME/(EXPENSE)
Interest income	515,849	607,444	(91,595)
Vendor settlements	—	765,274	(765,274)
Loss on AtlasClear acquisition	—	(68,546,956)	68,546,956
Change in fair value of warrant liability derivative	61,531	(307,656)	369,187
Change in fair value, convertible note derivative	—	(2,593,750)	2,593,750
Change in fair value, long-term and short-term note derivative	137,687	(8,106,998)	8,244,685
Change in fair value of non-redemption agreement	—	(164,626)	164,626
Change in fair value of Merger financing	48,116	—	48,116
Change in fair value of earnout liability	(186,000)	(220,000)	34,000
Change in fair value of subscription agreement	(11,404)	4,375,150	(4,386,554)
Change in fair value stock payable	11,383	—	11,383
Change in fair value of Tau agreement	53,152	—	53,152
Interest expense	(2,765,180)	(521,392)	(2,243,788)
TOTAL OTHER INCOME/(EXPENSE)	(2,134,866)	(74,713,510)	72,578,644

Income before provision for income taxes	(3,207,040)	(88,583,417)	85,376,377
Benefit (provision) for income taxes	304,212	6,000	298,212
Net income (loss)	$(2,902,828)	$(88,577,417)	$(85,674,589)

Revenues of $2,543,103 for the three months ended March 31, 2025, represent a 100% increase from revenues of $1,270,684 for the three-month period ended March 31, 2024 of $1,270,684. The increase, when compared to the prior period, is due to a full 90-day period being compared to a 51-day period as a result of the acquisition of Wilson-Davis on February 9, 2024. Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the SEC and a member in good standing of FINRA. Wilson-Davis is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. Wilson-Davis also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending and margin accounts. During its history, Wilson-Davis has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

Total expenses of $3,615,277 for the three-month period ended March 31, 2025, represent a significant decrease from $15,140,591 in total expenses for the three-month period ended March 31, 2024. The decrease is primarily due to the professional fees incurred in connection with the closing of the Business Combination and related transaction cost of approximately $11 million as well as $1.462 million in stock compensation that the Company did not incur during the three-month period ended March 31, 2025

Compensation, payroll taxes and benefits increased to $1,549,228 for the three-month period ended March 31, 2025 as compared to $1,031,779 for the three-month period ended March 31, 2024. The increase, when compared to the prior period, is due to a full 90-day period compared to a 51-day period as a result of the acquisition of Wilson-Davis on February 9, 2024.

Data processing and clearing costs decreased to $435,307 for the three-month period ended March 31, 2025 as compared to $455,7703 for the three-month period ended March 31, 2024. The decrease, when compared to the prior period is due to a new agreement entered into with the trading software provider which decreased monthly cost to the Company and is due to a full 90-day period compared to a 51-day period as a result of the acquisition of Wilson-Davis on February 9, 2024.

Regulatory, professional fees and related expenses decreased to $845,350 for the three-month period ended March 31, 2025, representing a decrease of $10,691,904 from $11,537,254 for the three-month period ended March 31, 2024. The decrease is due to transaction costs incurred as a result of  the Business Combination in the three-month period ended March 31, 2024 that were not incurred during the three-month period ended March 31, 2025.

Intangible asset amortization decreased to $348,060 for the three-month period ended March 31, 2025, representing a decrease of $105,404 from $453,464 as of March 31, 2024. The decrease is due to the write off of the AtlasClear intangible assets acquired at the closing of the Business combination that are therefore no longer depreciable.

Other expenses, which includes, Communications, Occupancy and equipment, Transfer fees, Bank charges and Other, increased to an aggregate of $110,549 for the three-month period ended March 31, 2025 compared to the three-month period ended March 31, 2024. The increase is due to the three months versus 51-days of activity, as described above.

Loss from operations was $1,072,174 for the three-month period ended March 31, 2025. Loss from operations was $13,869,907 in the prior period. The decrease in operation loss is primarily due to the professional fees incurred in connection with the closing of the Business Combination and related transaction costs of approximately $11 million as well as $1.462 million in stock compensation that the Company did not incur during the three-month period ended March 31, 2025.

Total other income (expense)  of $(2,134,866) for the three-month period ended March 31, 2025, represents a decrease in expense from $74,713,510 in the three-month period ended March 31, 2024. The decrease was primarily due to a loss on AtlasClear Acquisition of $68,546,956 as a result of the immediate impairment recognized at closing of the Business Combination.

The Company recognized a total of $114,465 in gain in change in fair value of financial instruments for the three-month period ended March 31, 2025 compared to $7.02 million loss in changes in fair value financial instruments. This is primarily due to the decrease in the stock price since the issuance of the financial instrument as well as the settlement and conversion of financial instruments over the period.

Interest expense increased to $2,765,180 for the three-month period ended March 31, 2025 compared to $521,392 in the prior three-month period ended March 31, 2024. The increase was due to interest accrued on the convertible secured Notes, the Seller Notes, the convertible notes and Promissory Notes. Interest rates ranged from 8% to 13% and the secured convertible note increased from 13% to 20% in the three months ended March 31, 2025. These agreements were entered into in connection with the closing of the Business Combination. As such the interest expense in the three-month period ended March 31, 2025, is a full 90-day period compared to a 51-day prior period.

Provision from income taxes of $304,212 for the three-month period ended March 31, 2025 increased by $298,212, from a provision of $6,000 in income tax provision in the prior three-month period ended March 31, 2024, primarily due the current period incurring taxable operation for a full 91 day as compared to 51-day in the prior period.

The foregoing factors resulted in net loss of $2,902,828 for the three-month period ended March 31, 2025, compared to net loss of $88,577,417 during the prior three-month period ended March 31, 2024.

Comparison of the Nine Months Ended March 31, 2025 Compared to the Nine Months Ended March 31, 2024

The Company did not have operations until the acquisition of Wilson-Davis in connection with the Business Combination which closed on February 9, 2024. Therefore, the period-to-period comparison below primarily reflects financial results of Wilson-Davis since February 9, 2024.

	Nine Months Ended		Nine Months
	March 31,		Ended
	2025	2024	Changes

REVENUES
Commissions	$4,488,058	$929,514	$3,558,544
Vetting fees	1,093,684	159,075	934,609
Clearing fees	2,491,865	131,843	2,360,022
Net gain/(loss) on firm trading accounts	5,483	3,656	1,827
Other revenue	14,594	46,596	(32,002)
TOTAL REVENUES	8,093,684	1,270,684	6,823,000

EXPENSES
Compensation, payroll taxes and benefits	4,408,714	1,031,779	3,376,935
Data processing and clearing costs	1,676,686	455,703	1,220,983
Regulatory, professional fees and related expenses	3,048,931	12,790,001	(9,741,070)
Stock compensation expense	—	1,462,650	(1,462,650)
Communications	488,475	82,590	405,885
Occupancy and equipment	159,647	21,559	138,088
Transfer fees	142,771	20,618	122,153
Bank charges	166,259	36,176	130,083
Intangible assets amortization	1,010,519	453,464	557,055
Other	154,107	38,798	115,309
TOTAL EXPENSES	11,256,109	16,393,338	(5,137,229)

LOSS FROM OPERATIONS	(3,162,425)	(15,122,654)	11,960,229

OTHER INCOME/(EXPENSE)
Interest income	1,582,922	1,682,346	(99,424)
Vendor settlements	—	765,274	(765,274)
Loss on AtlasClear acquisition	—	(68,546,956)	68,546,956
Change in fair value of warrant liability derivative	246,125	(307,656)	553,781
Change in fair value, convertible note derivative	3,990,385	(2,593,750)	6,584,135
Change in fair value, long-term and short-term note derivative	11,585,286	(8,106,998)	19,692,284
Change in fair value of contingent guarantee	(839,775)	—	(839,775)
Change in fair value of non-redemption agreement	—	275,161	(275,161)
Change in fair value of Merger financing	10,670	—	10,670
Change in fair value of earnout liability	1,068,000	(220,000)	1,288,000
Change in fair value of subscription agreement	(59,286)	4,375,150	(4,434,436)
Change in fair value stock payable	232,793	—	232,793
Change in fair value of Tau agreement	(707,547)	—	(707,547)
Interest expense	(6,889,461)	(521,392)	(6,368,069)
TOTAL OTHER INCOME/(EXPENSE)	10,220,112	(73,198,821)	83,418,933

Income before provision for income taxes	7,057,687	(88,321,475)	95,379,162
Benefit (provision) for income taxes	367,828	(138,920)	506,748
Net income (loss)	$7,425,515	$(88,460,395)	$95,885,910

Revenues of $8,093,684 for the nine-months ended March 31, 2025, represent a 537% increase from revenues of $1,270,684 for the nine-month period ended March 31, 2024. The increase, when compared to the prior period, is due to the February 9, 2024 Business Combination.  The nine-month period ended March 31, 2025 is being compared to the 51-day time period from February 9, 2024 through

March 31, 2024. Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the SEC and a member in good standing of FINRA. Wilson-Davis is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. Wilson-Davis also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending and margin accounts. During its history, Wilson-Davis has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

Total expenses of $11,256,109 for the nine-month period ended March 31, 2025, represent a decrease of $5,137,229 from total expenses of $16,393,338 for the nine-month period ended March 31, 2024. The decrease, when compared to the prior period, is partly due to the nine-month period ended March 31, 2025 compared to the time period from February 9, 2024 through March 31, 2024 which results in a natural increase in overall expenses due to the nine months versus 51-days of activity. In addition, a decrease in expenses was as a result of the closing of the Business Combination and related transaction costs of approximately $11 million as well as $1.462 million in stock compensation that the Company did not incur during the nine-months period ended March 31, 2025.

Compensation, payroll taxes and benefits increased to $4,408,714 for the nine-month period ended March 31, 2025, representing an increase of $3,376,935 from $1,031,779 for the nine-month period ended March 31, 2024. The increase is due to the nine months versus 51-days of activity, as described above.

Data processing and clearing costs increased to $1,676,686 for the nine-month period ended March 31, 2025, representing an increase of $1,220,983 from $455,703 for the nine-month period ended March 31, 2024. The increase is due to the nine months versus 51-days of activity, as described above.

Regulatory, professional fees and related expenses decreased to $3,048,931 for the nine-month period ended March 31, 2025, representing a decrease of $9,741,070 from $12,790,001 for the nine-month period ended March 31, 2024. The decrease is due to transaction cost incurred under the Business Combination in the nine-month period ended March 31, 2024 that were not incurred during the nine months ended March 31, 2025.

Intangible asset amortization increased $1,010,519 for the nine-month period ended March 31, 2025, representing an increase of $557,055 from $453,464 for the nine-month period ended March 31, 2024. The increase is due to the nine months versus 51-days of activity, as described above.

Other expenses, which includes, Communications, Occupancy and equipment, Transfer fees, Bank charges and Other, increased to an aggregate of $911,518 for the nine-month period ended March 31, 2025 compared to the nine-month period ended March 31, 2024. The increase is due to the nine months versus 51-days of activity, as described above.

Loss from operations was $3,162,425 for the nine-month period ended March 31, 2025. Loss from operations was $15,122,654 in the prior period. The decrease in operation loss is primarily due to the professional fees incurred in connection with the closing of the Business Combination and related transaction cost of approximately $12.79 million as well as $1.46 million in stock compensation that the Company did not incur during the nine-month period ended March 31, 2025.

Other income and (expense) of $10,220,112 for the nine-month period ended March 31, 2025, represents an increase of other expense of $83,418,933 when compared to $(73,198,821) in the nine-month period ended March 31, 2024. The primary cause of the change is detailed below.

As a result of the Business Combination the Company recognized a $68,546,956 loss on AtlasClear acquisition as the transaction was with related parties, this loss was not present in the nine-months period ended March 31, 2025.

The Company recognized $15,526,651 loss in changes to the fair value of various financial instruments in the nine-months period ended March 31, 2025 versus a gain of $6,578,093 in the nine-month period ended March 31, 2024 This was due to a change in valuation model approach that is more expansive that covers the uncertainty related to the insufficient shares authorized to deliver upon its share obligations as well as the drop in stock prices over time. During the nine months ended March 31, 2024 the Company used Black-Scholes model to value the short term note, long term note and the convertible note. We determined that a Black-Scholes model did not have the adequate parameters to address the various probability consideration in settlement of such obligations as well as the decrease in the stock price over the periods as such during the nine-months period ended March 31, 2025 the Company utilized Monte-Carlo model instead.

In addition, the Company did not have significant financial instruments outstanding in the nine-month period ended March 31, 2024 resulting in less interest expense incurred in the prior nine-month period as compared to $6,889,461 in interest expense recognized in the nine-month period ended March 31, 2025.

Provision from income taxes of $367,828 for the nine-month period ended March 31, 2025 increased by $506,748, from a benefit of $138,920 in income tax provision in the prior nine-month period ended March 31, 2024, primarily due to the Business Combination resulting in deferred tax liabilities and assets.

The foregoing factors resulted in net income of $7,425,515 for the nine-month period ended March 31, 2025, compared to net loss of $88,460,395 during the prior nine-month period ended March 31, 2024. The increase was primarily due to revenue and expenses related to Wilson-Davis in the nine-month period ended March 31, 2025 compared to the time period from February 9, 2024 through March 31, 2024. The primary cause of the change was as a result of a change in valuation model approach that is more expansive that covers the uncertainty related to the insufficient shares authorized to deliver upon its share obligations and the significant decline in stock price over time. We determined that a Black-Scholes model did not have the adequate parameters to address the various probability consideration in settlement of such obligations.

Liquidity and Capital Resources

Cash used in operating activities for the nine-month period ended March 31, 2025 was $1,053,950 as compared to cash used in operating activities for the nine-month period ended March 31, 2025 of $14,371,677. This was primarily affected by $856,573 in changes in operational assets and liabilities and the impact of operating revenue and operating expense due to the Business Combination and asset purchase transaction with AtlasClear. Adjustment to net income primarily consisted of change in fair value related to various financial instruments as discussed above resulting in an adjustment of $15,526,651. Further adjustments for the income was non-cash interest expense on convertible notes and other financial instruments of $6,178,848, Fee on sellers note $16,340, amortization of intangible assets of $1,010,519 and a gain on Tau agreement of $19,064.

Cash used for investing activities for the nine-month period ended March 31, 2025 was $125,000 as compared to cash provided by investing activities of $84,628,788 for the nine-month period ended March 31, 2024. This is primarily due to the redemptions of cash held in Quantum’s trust account of $58,233,601 and cash acquired from Wilson-Davis of $33,333,876. The $125,000 of cash used for investing activities in the period ended March 31, 2025 represents cash payment towards the AtlasClear Platform.

Cash provided by financing activities for the nine-month period ended March 31, 2025 was $1,360,862 as compared to cash used in of $48,833,320 for the nine-month period ended March 31, 2024. This was primarily due to the redemptions of $58,233,601, and advances from related party of $2,188,281, the financing of transaction cost incurred of $6,212,000 and the funding of the secured convertible note of $6,000,000 in connection with the closing of the business combination and secured subscription agreement. During the nine-month period ended March 31, 2025, the Company received $1,437,381 under the ELOC Agreement (defined below).

Financing Arrangements

Line of Credit

The Company has a $10,000,000 revolving line of credit with BMO Harris Bank N.A. The interest rate is determined at the time of borrowing as agreed by the Company and the bank. The line of credit currently provides for interest at the bank’s overnight rate plus 1.5% and is secured by Wilson-Davis’ assets. In addition, the line of credit carries an interest rate of 0.5% on its unused portion. The line of credit agreement requires Wilson-Davis to maintain line of credit collateral with value, as determined by the bank, in an amount at least equal to a percentage of the loan amount as specified by the bank. Advances on the line of credit are payable on demand. The entire amount of this credit facility is available to be drawn and used to meet Wilson-Davis’ liquidity requirements for NSCC clearing margin deposits. Wilson-Davis did not draw on its line of credit during the nine-month period ended March 31, 2024, and March 31, 2025.

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

Second ELOC Agreement

On February 5, 2025, Tau and the Company entered into a second at-the-market agreement (the “Second ELOC Agreement”). Pursuant to the Second ELOC Agreement, Tau has committed to purchase, upon the terms thereof and subject to the satisfaction of certain conditions, up to $12.25 million (the “Aggregate Limit”), over the 24-month term of the Second ELOC Agreement. We may request, on dates determined by us, individual advances up to the greater of 2,000 shares or such amount as is equal to 50% of the average daily volume traded of the Common Stock during the 30 trading days immediately prior to the date we request each advance, subject to the Aggregate Limit. Any such advance will reduce amounts that we can request for future advances and draw downs. The purchase price payable for the shares sold pursuant to any advance will be equal to 97% of the lowest VWAP of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice. Tau’s obligation to purchase the shares we request to sell pursuant to any advance is conditioned upon, in addition to certain other customary closing conditions, the continued effectiveness of a registration statement pursuant to which Tau may freely sell the shares to be received. The Company registered the resale by Tau of up to 3,500,000 shares of Common Stock.

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

The Hanire Note will provide for Hanire to loan funds, up to the aggregate maximum principal amount of the Hanire Note, in tranches, as follows: (i) $5 million (plus any amount by which the aggregate purchase price paid by Hanire for the Shares is less than $5 million as a result of the Share Limit) at the Hanire Closing, (ii) $12.5 million upon the Company securing a settlement of amounts outstanding to the principal owners of Wilson-Davis, (iii) $7.5 million at such time as the Company files a quarterly report on Form 10-Q or annual report on Form 10-K that shows that the Company has achieved positive net income on a consolidated basis in the most recent reporting period, and (iv) $15.0 million at such time as the Company receives approval from all regulatory authorities to acquire Commercial

Bancorp. Unpaid principal amounts under the Hanire Note will accrue simple interest at a rate of 12.0% per annum, payable commencing three months after the initial draw and thereafter quarterly until the maturity date of January 31, 2028. The unpaid principal amount and all accrued interest under the Hanire Note is convertible at any time after certain conditions are met (including receipt of stockholder approval for the issuance of shares upon conversion), at the option of Hanire, into shares of Common Stock (the “Conversion Shares”) at a conversion rate equal to 60% of the volume-weighted average price of the Common Stock for the 20-consecutive trading day period immediately prior to the conversion date. In connection with the execution of the Hanire Purchase Agreement the Company registered the resale by Hanire of up to 333,333 shares of Common Stock.

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

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025.

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

As of March 31, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Transition Report and Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Transition Report or Registration Statement.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The information set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above with respect to the issuances under the headings, “Amendment to Bank Acquisition Agreement,” “Liquidity and Capital Resources—Second ELOC Agreement,” and “— Hanire Purchase Agreement”, is incorporated by reference herein. The issuance and sale of the foregoing shares of Common Stock have been or will be issued and sold pursuant to each of the respective agreements in reliance upon the exemption from registration provided under Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act in transactions not requiring registration under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.
(c)

During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

10.2

Registration Rights Agreement, dated December 31, 2024, by and among AtlasClear Holdings, Inc. and Hanire, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.3

Convertible Promissory Note, dated December 31, 2024, by and between AtlasClear Holdings, Inc. and Hanire, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.4

Amendment, Waiver and Consent by and between AtlasClear Holdings, Inc. and Funicular Funds, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.5

At-the-Market Agreement, dated as of February 5, 2025, between AtlasClear Holdings, Inc. and Tau Investment Partners LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41956), filed with the SEC on February 19, 2025).

10.6

Marketing Services Agreement, dated September 25, 2024, between AtlasClear Holdings, Inc. and Outside The Box Capital Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-284095), filed with the SEC on March 5, 2025).

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

ATLASCLEAR HOLDINGS, INC.

Date: May 15, 2025	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Executive Chairman
(Principal Executive and Financial Officer)