Form 10-K
period 2025-06-30
AtlasClear Holdings, Inc.
filed 2025-09-29
CIK 1963088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock Market Value held by non-affiliates was $5,346,000.

As of September 25, 2025, there were 126,819,145 shares of our Common Stock issued and outstanding, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K (“Annual Report”), the words “ATCH,” “we,” “us,” “AtlasClear Holdings,” or the “Company” refer to AtlasClear Holdings, Inc. and its subsidiaries (as applicable).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and some of the information incorporated herein by reference includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “continues,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “seeks,” “plans,” “scheduled,” “possible,” “potential,” “predict,” “project,” “anticipates,” “intends,” “aims,” “works,” “focuses,” “aspires,” “strives” or “sets out” or similar expressions.

Forward-looking statements are not guarantees of performance, and the absence of these words does not mean that a statement is not forward looking. You should understand that the following important factors could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements herein:

●	our ability to realize the benefits expected from the Business Combination (as defined herein);
●	our ability to complete the acquisition of Commercial Bancorp of Wyoming (“Commercial Bancorp”);
●	our ability to successfully integrate our acquisitions, including the proposed acquisition of Commercial Bancorp, and to realize the synergies and benefits of such acquisitions;
●	our significant indebtedness and our ability to service such indebtedness;
●	the volatility of the price of our common stock, par value $0.0001 per share (the “Common Stock”) and the possibility that stockholders could incur substantial losses;
●	dilution of our stockholder interests resulting from our issuance of equity securities;
●	the ability to maintain the listing of our Common Stock on the NYSE American LLC (“NYSE”), and the potential liquidity and trading of such securities;
●	our ability to grow and manage growth profitably;
●	our ability to raise financing in the future, if and when needed;
●	our success in retaining or recruiting, or adapting to changes in, our officers, key employees, or directors;
●	our ability to attract and retain our senior management and other highly qualified personnel;
●	our ability to achieve or maintain profitability;
●	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our ability to successfully protect against cybersecurity attacks or breaches, ransomware attacks, and other disruptions to our information technology structure;
●	our ability to successfully compete against other companies;
●	our estimates regarding expenses, future revenue, and needs for additional financing;
●	the effect of economic downturns and political and market conditions beyond our control; and
●	other factors detailed under the section entitled “Risk Factors.”

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

PART I

Item 1. Business

BUSINESS OF ATLASCLEAR HOLDINGS

Our goal is to build a cutting-edge technology enabled financial services firm that would create a more efficient platform for trading, clearing, settlement and banking, with evolving and innovative financial products such as crypto that focus on financial services firms. We are a fintech driven business-to-business platform that expects to power innovation in fintech, investing, underwriting and trading. We believe we are positioned to provide a modern, mission-critical suite of solutions to our clients, enabling them to reduce their transactions costs and compete more effectively in their businesses.

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

In addition, we believe the AtlasClear Platform is cutting-edge, flexible and scalable. Unlike other companies that are beholden to legacy technology stacks, that may struggle to keep pace with rapidly evolving client and customer expectations in an ever-increasing digital world, we believe our platform is modern, nimble and unencumbered.

Our team is comprised of experienced fintech innovators - a characteristic that we expect will drive our corporate culture.

Prior to the closing of the business combination pursuant to that certain Business Combination Agreement, dated November 16, 2022 (as amended, the “Business Combination Agreement”), by and among the Company, Quantum, Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey (the “Business Combination”), none of AtlasClear, Wilson-Davis or Quantum were managed on a combined basis with each other and had each historically operated independently. The future success of the Business Combination, including its anticipated benefits, depends, in part, on our ability to optimize our combined operations, which may be a complex, costly and time-consuming process. We cannot assure you that the Commercial Bancorp acquisition will be consummated or that the anticipated synergies and benefits of any of the foregoing acquisitions will be realized by the Company.

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

We offer a range of technical services that we believe will support the mission-critical functions needed to run a modern financial services company. We believe this self-service platform will provide clients with the operational online tools they need, including:

●	Trading: Flexible suite of APIs enabling clients to execute across several major asset classes.
●	Lending: Integrated and automated margin lending and fully paid stock lending program. Previously only available to the largest firms, professional investors, and wealthiest shareholders, we believe AtlasClear Holdings will expand the availability of fully paid stock lending (and its income generating interest).
●	Portfolios: APIs allowing clients to build portfolio models, assign them to accounts and automate rebalancing trade proposal generation, including straight through processing of order execution and trade allocation to maximize operational efficiency. We believe these are essential tools for financial advisors, as well as robo-advisor platforms for do-it-yourself investors.
●	Accounts: Everything clients need to open, authenticate, qualify, approve, onboard and maintain accounts including in-line investor verification, applicant verification, risk and compliance management, suitability requirements, paperless enrollments, and account preference configurations.
●	Cash: APIs to streamline cash movements in every direction, including ACH and wire transactions, recurring scheduled transfers, authorizing and managing bank linkages and more. We believe efficiency and scale are achieved by aggregation and net settlement workflows for real time transfers of cash with banking partners.
●	Transfers: APIs to streamline, initiate, manage and report on Automated Customer Account Transfer Service account transfers. Provides transparency and controls to enable specific user business requirements. We believe this will be a critical onboarding capability for AtlasClear Holdings clients to bring on high quality customers who hold assets elsewhere.
●	Regulations: We expect to provide consolidated oversight and services for relevant regulations applicable to brokerage and investment services. These laws, rules, regulations and requirements are ever-changing and include back-end compliance processes and regulatory requirements like Consolidated Audit Trail and Order Audit Trail System reporting, compliance with Reg 606 (Best Execution), trade surveillance and anti-money laundering rules. This is an often-underestimated burden for fintech disruptors.
●	Communications: Everything that allows clients to manage and distribute end investor communications including electronic delivery of trade confirmations, statements, tax reporting and more.

FinTech Assets

Pursuant to the Contribution Agreement, Atlas FinTech and Atlas Financial Technologies Corp. contributed to AtlasClear all their rights, title and interest to the following software products and intellectual property assets upon the closing of the Business Combination (the “FinTech Assets”). At present, none of the FinTech assets are in production. Further, due to limited capital contributions from the Quantum’s trust account, management views timelines for revenue recognition from the FinTech Assets to be unknowable and therefore has decided to write down the assets described below. Although the assets have been written down, Management anticipates integrating and deploying the technology timely upon adequate capitalization and in conjunction with the proposed acquisition of Commercial Bancorp of Wyoming.

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

While an investment has already been made in developing SE, the technology requires further development and investment before it can be deployed profitably in the market. We cannot assure you that we would have sufficient funds to be able to successfully develop the SE technology to a point that it can be profitably deployed in the market.

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

Pursuant to the Pacsquare Purchase Agreement, Pacsquare agreed to develop and provide, for the use of AtlasClear and its affiliates, the AtlasClear Platform and any future versions or modifications of the AtlasClear Platform and source code and any other materials necessary in connection with the services to be provided by Pacsquare. On June 10, 2025, the Company and Pacsquare entered into Software Development and License Agreement which supersedes and amends the terms under the Purchase Agreement. Under the

Software Development and License Agreement, Pacquare agreed to develop and provide services for a period of thirty six (36) months, commencing on the date of execution of the Software Development and License Agreement.

OLA Digital Online Account Opening

Online Account (“OLA”) is now implemented and in use, allowing customers to open accounts online. This process allows Wilson-Davis to automate their entire customer on-boarding process while tracking compliance-related activities such as customer identity verification, document retention, and regulatory reporting. Customers typically fill out an online account application, provide an Electronic Signature, undergo identity verification and AML and Office of Foreign Assets Control screenings, and finally fund the account.

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

Custody and clearing businesses such as Wilson-Davis, which we acquired, and banking businesses such as Commercial Bancorp, which we expect to acquire, are scale-driven businesses with high barriers to entry, including expansive overhead and technology costs, complicated capital and collateral management requirements, and a complex regulatory and legal environment. We believe that legacy providers will not be able to offer our combination of flexibility, speed, execution, and broad asset-class capabilities.

AtlasClear Holdings is led by a seasoned team of industry executives supported by a purpose-built board of directors. Collectively, our leadership team will have over 30 years of combined experience spanning the technology, investing, custody, banking and clearing lifecycles. The team has held leadership and operational roles at firms such ICE, Penson Clearing, Southwest Securities, NexTrade, Anderen Bank, Stonex and The Chicago Board of Trade, among others. Clearing, custody and banking are highly regulated and complex businesses, and we believe that our team’s combined experience, coupled our technological capabilities provide us an advantage over our competitors.

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

During the year ended June 30, 2025, revenues from commissions and related vetting fees accounted for approximately 55% and 13%, of total revenue, respectively. For the transition period ended June 30, 2024, revenues from commissions and related vetting fees accounted for approximately 67% and 12% of total revenues, respectively. During the year ended June 30, 2025, and for the transition period ended June 30, 2024, 13% and 25% of commissions respectively, were attributable to Wilson-Davis’ securities liquidations of private placement and open market purchased securities for U.S. customers in Canadian traded securities in companies engaged in the legal cannabis industry in Canada and other businesses referred by Canaccord Genuity, a global full-service investment banking firm with principal activities in Canada.

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

Wilson-Davis had approximately 4,652 active customer accounts as of June 30, 2025 and over 4,325 active customer accounts as of the transition period ended June 30, 2024.

Wilson-Davis maintains its headquarters in Salt Lake City, Utah, a branch office in Denver, Colorado. It also has registered representatives who work remotely from California, New York, Arizona, Nevada, Oklahoma, and Florida.

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

The clearing houses through which Wilson-Davis clears securities transactions, DTCC and NSCC, require margin deposits in amounts determined by them to mitigate the risk to them of potential losses resulting from transactions that fail to clear for one reason or another. To meet these anticipated contingencies, Wilson-Davis maintains a margin deposit at NSCC larger than required. As of June 30, 2025 and 2024, Wilson-Davis’ margin deposit at NSCC was $4.5 million and $2.9 million, respectively, which was well over the requirement of $2,303,839 and $535,045, respectively. DTCC and NSCC have the authority to, and frequently do, require additional margin deposits that must be deposited on the same business day, otherwise, Wilson-Davis could face liquidation of the clearing position and damages. Wilson-Davis attempts to manage margin call risk exposure by limiting the size of transactions and restricting transactions of securities deemed to be too volatile. However, Wilson-Davis cannot control or predict the nature, amount, or timing of additional NSCC margin calls. Margin deposits are generally released within two business days of the transaction trade date.

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

Underwriting

Wilson Davis acts as an underwriter for securities offerings, it is anticipated that offers led by Wilson Davis will be generally limited to Best Effort underwritings.

Other

On a limited basis, Wilson-Davis sells mutual funds and real estate investment trusts or “REIT” securities.

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

Competition among firms that clear microcap stocks may be affected by NSCC rules that require firms clearing for other introducing brokers to maintain at least $10.0 million in excess net capital. The failure of any firm, including Wilson-Davis, to maintain excess net capital as required by the new rule may limit access of firms liquidating microcap stocks to clearing services.

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

The GENIUS Act, enacted in July 2025, is the United States’ first federal law establishing a comprehensive regulatory framework for payment stablecoins—digital tokens pegged to monetary value and intended for payments. The law authorizes only permitted financial institutions and approved nonbank issuers to create stablecoins, requires strict 1:1 reserve backing using U.S. dollars or U.S. Treasuries, and mandates public disclosure and audits of reserves to protect consumers and ensure transparency.

Issuers must comply with anti-money laundering laws, cannot promote stablecoins as federally insured or legal tender, and are subject to routine regulatory oversight and risk management rules. The GENIUS Act affirms that compliant stablecoins are neither securities nor commodities, and holders have prioritized claims in any issuer insolvency. The Act harmonizes federal and state oversight, helping position the U.S. as a leader in responsible digital asset innovation.

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

Net Capital Requirements

Wilson-Davis is required under applicable rules of the SEC and FINRA to maintain net capital of at least $250,000. As of June 30, 2025 and 2024, Wilson-Davis had net capital, computed in accordance with the applicable detailed calculation requirements, of $11.2 million and $10.4 million, respectively or excess net capital by $10.9 million and $10.1 million, respectively.

As of June 30, 2025 and 2024, Wilson-Davis’ net capital included $1,950,000 in subordinated loans. Wilson-Davis has not applied to repay these subordinated loans and expects to renew the subordinated loans in the 3rd calendar quarter of 2025.

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

Human Capital Resources

On June 30, 2025, Wilson-Davis had 39 full-time and four part-time employees and consultants, consisting of 27 full-time registered representatives, or consultants, thirteen full-time and one part-time operating personnel, and six executives and supervisors. No employees or consultants are represented by a collective bargaining agreement. Wilson-Davis emphasizes compliance and risk management principles to manage the day-to-day business. In recruiting, training and retaining personnel, Wilson-Davis relies on industry training and competitive compensation. Wilson-Davis considers its relationship with its employees and consultants to be good.

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

Item 1A. Risk Factors

Investing in our Common Stock involves risk. You should carefully consider the risks described below as well as all the other information in this Annual Report, including the consolidated financial statements and the related notes included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the trading price of our Common Stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

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

●	We are a new company with a short operating history, which makes it difficult to evaluate our business and prospects.
●	We may require substantial funding to finance our operations, but adequate financing may not be available when we need it, on acceptable terms or at all.
●	Uncertain global macro-economic and political conditions could materially and adversely affect our results of operations and financial condition.
●	The loss of key personnel, or failure to attract and retain other highly qualified personnel, could harm our business.
●	The requirement that we repay the Funicular Note.
●	Restrictive covenants under the Convertible Notes could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
●	If the proposed CB Merger (as defined below) is completed, we may experience difficulties in integrating the operations of Wilson-Davis and Commercial Bancorp and in realizing the expected benefits of these transactions.
●	Commercial Bancorp, if acquired, may have liabilities that are not known to AtlasClear and the indemnities negotiated in the Bank Acquisition Agreement may not offer adequate protection.
●	We may in the future make acquisitions, and such acquisitions could disrupt our operations, and may have an adverse effect on our operating results.
●	Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
●	We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers and other key management and technical personnel.
●	Wilson-Davis’ liquidation of microcap securities and related activities in the over-the-counter market segment expose it to significant risk.
●	The over-the-counter markets for the microcap securities Wilson-Davis liquidates frequently have limited trading volume and volatile trading prices.
●	The penny stock rules limit Wilson-Davis’ trading practices.
●	Wilson-Davis needs to continue to maintain its excess net capital above the NSCC requirement of $10 million to continue to provide correspondent clearing services for introducing brokers.
●	Wilson-Davis is substantially dependent on one principal customer.
●	Wilson-Davis customers liquidate securities of smaller reporting companies that have relaxed disclosure obligations.
●	Wilson-Davis customers also liquidate securities in companies that do not file SEC reports, so there is very little, if any, reliable data publicly available about them.
●	Wilson-Davis is, and may in the future be, subject to significant regulatory enforcement proceedings.
●	Wilson-Davis and certain of its personnel are subject to various regulatory disciplinary orders that could be the basis of future regulatory action.
●	Wilson-Davis’ procedures, policies, and practices to comply with the comprehensive anti-money laundering regulatory regime may not be sufficient to assure compliance.
●	General, long-term financial and economic conditions and unforeseen events may adversely affect Wilson-Davis’ financial condition and results of operations.
●	Wilson-Davis may be unable to attract and retain registered representatives and other professional employees.
●	FINRA has adopted rules that impose significant compliance requirements on making investment recommendations to retail customers.
●	Wilson-Davis is exposed to credit risk and other risks from customers, market makers, and other counterparties. Wilson-Davis faces significant risks in conducting its market making business. Systems and security failures could significantly disrupt Wilson-Davis’ business and subject the firm to losses, litigation, and regulatory actions.
●	Wilson-Davis relies on numerous external service providers whose failure to provide those services properly may result in significant adverse events.
●	Wilson-Davis relies on representations of third parties to ensure compliance with applicable laws and rules. Damage to Wilson-Davis’ reputation could adversely impact its business.
●	We are or may be subject to numerous risks relating to the need to comply with data and information privacy laws.
●	We are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow, we will need to expend additional resources to enhance our protection from such risks. Any cyber incident could result in information theft, data corruption, operational disruption, and/or a financial loss that has a material adverse impact on our business and that could subject us to legal claims.

●	Issues in the use of artificial intelligence, including machine learning and computer vision (together, “AI”), in our analytics platforms may result in reputational harm or liability.
●	Wilson-Davis is subject to extensive regulation from the SEC and FINRA, and the failure to comply with this regulation can result in significant penalties, fines, liability, and reputational harm.
●	The misconduct of Wilson-Davis’ employees could expose the firm to significant legal liability and reputational harm.
●	The proposed acquisition of Commercial Bancorp (the “CB Merger”) may not be completed on the terms or timeline currently contemplated, or at all, as the parties may be unable to satisfy the conditions or obtain the approvals required to complete the CB Merger.
●	Failure to complete the CB Merger may hinder the Company from achieving its anticipated business goals, and negatively impact the Company’s share price and its business, prospects, financial condition and results of operations.
●	The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent board members.
●	Stock trading volatility could impact our ability to recruit and retain employees.
●	Our existing indebtedness, and any indebtedness we incur in the future, could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.
●	Future sales of our Common Stock could cause the market price for our Common Stock to decline.
●	An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
●	Issuances of shares of Common Stock pursuant to the Pacsquare Purchase Agreement, or to settle accrued expenses and obligations, and conversion of any amounts under the Seller Notes, Funicular Note and the Chardan Note, each as defined herein, and to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”), or to Tau Investment Partners LLC (“Tau”), pursuant to the ELOC Agreement or the Second ELOC Agreement (each as defined herein), have resulted, and would result in substantial dilution of our stockholders and have, and may continue to have, a negative impact on the market price of our Common Stock.
●	If we are not able to raise sufficient capital to satisfy our payment obligations under the Convertible Notes, or otherwise restructure the Convertible Notes, and payment of principal and accrued and unpaid interest thereon is demanded by the holders thereof, we will be in default, and may not be able to continue as a going concern.
●	We cannot assure you that we will continue to be able to comply with the continued listing standards of the NYSE American.
●	Terms of our promissory notes may result in likely non-compliance and default.

Risks Related to AtlasClear Holdings’ Business

Unless the context otherwise requires, all references in this section to “we,” “us” or “AtlasClear Holdings” refer to the business of AtlasClear Holdings following the consummation of the Business Combination.

We have a short operating history, which makes it difficult to evaluate our business and prospects.

We have a short operating history, which makes it difficult to evaluate our business and prospects or forecast our future results. In addition, our subsidiary, AtlasClear was formed in March 2022. Prior to such time, AtlasClear had no operations or assets. Upon Closing, AtlasClear received certain intellectual property from Atlas FinTech and Atlas Financial Technologies Corp., acquired the Pacsquare Assets and completed the acquisitions of Wilson-Davis. AtlasClear expects to complete CB Merger or a similar acquisition, however, we cannot assure you that the CB Merger will be completed as anticipated. As a result of these transactions, AtlasClear expects to acquire the capabilities to provide specialized banking and clearing services to other financial services firms. Even if AtlasClear is able to consummate CB Merger, we cannot assure you that we will achieve the anticipated synergies and benefits of such transactions, that our service offerings will appeal to our target market of financial services firms, generally with annual revenues up to $1 billion, or that we will achieve our anticipated financial results. If we are not able to complete the CB Merger, or if the combined company does not achieve the anticipated operational and financial results, the value of your investment would be materially and adversely affected.

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

We expect to raise capital through public or private financing or other arrangements, including through the sale of common stock pursuant to the Second ELOC Agreement (as defined herein), pursuant to which we have the right from time to time to direct Tau to purchase up to an aggregate of $12.25 million of shares of our common stock over a 24-month period, upon the terms thereof and subject to the satisfaction of certain conditions, at a discount to the VWAP of the common stock during the applicable pricing period. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. In particular, our ability to sell shares to Tau and obtain funds under the Second ELOC Agreement is limited by the terms and conditions in the Second ELOC Agreement, including restrictions on the amounts we may sell to Tau at any one time.

The extent we rely on the Second ELOC Agreement as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Tau were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $12,250,000 in shares of our Common Stock under the Second ELOC Agreement to Tau, we may still need additional capital to finance our future plans and working capital needs, and we may have to raise funds through the issuance of equity or debt securities, which we may not be able to obtain on favorable terms, if at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline.

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

The loss of our Chief Executive Officer, Chief Financial Officer, or other key personnel, or failure to attract and retain other highly qualified personnel, could harm our business.

Our future success depends in large part on the continued services of senior management and other key personnel. In particular, we are dependent on the services of our Chief Executive Officer, who is critical to the future vision and strategic direction of our business. In December 2024, we removed Robert McBey from his role as Chief Executive Officer of AtlasClear Holdings and Wilson-Davis. In addition, in December 2024, Mr. Barber resigned from his role as Chief Financial Officer of AtlasClear Holdings, and in January 2025, Mr. McBey resigned from his role as Director. Although we have since hired a Chief Executive Officer for Wilson-Davis, and we have hired a new Chief Financial Officer for AtlasClear Holdings,we have not yet hired a new Chief Executive Officer. Our senior management and other key personnel are all employed on an at-will basis, which means that their employment could be terminated by us at any time, for any reason, and without notice. Conversely, employees may voluntarily terminate their employment at any time, for any reason, and without notice, and the risk of forfeiting equity incentives and/or losing other employee benefits might not be sufficient incentive for them to remain employed with us. If we lose the services of our senior management, as was the case with Mr. McBey and Mr. Barber, or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel that we need, our business, operating results, and financial condition could be adversely affected.

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel, including a new Chief Executive Officer. We face intense competition for qualified individuals from numerous software and other technology companies. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors before we realize the benefit of our investment in recruiting and training them. If we are unable to attract and retain suitably qualified individuals, including a new Chief Executive Officer, who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results, and financial condition may be adversely affected.

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

Changes in the various tax laws can and do occur. For example, in July 2025, the U.S. government enacted the One Big Beautiful Bill Act (the 2025 U.S. Tax Act). The 2025 U.S. Tax Act extended or made permanent many of the corporate tax changes arising under the Tax Cuts and Jobs Act passed in 2017 (the 2017 U.S. Tax Act). We do not anticipate the 2025 U.S. Tax Act to have a material impact to our financial condition, results of operations, cash flows or effective tax rate. Additional changes to tax laws (which changes may have retroactive application) could adversely affect us. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our tax liability or require changes in the manner in which we operates in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

The requirement that we repay all outstanding notes, including the Funicular Note, could adversely affect our business plan, liquidity, financial condition, and results of operations.

As discussed below, the Company sold and issued promissory notes including the Funicular Note and convertible notes under the Securities Purchase Agreement(collectively, the Convertible Notes”). If not converted, we are required to repay principal amounts outstanding under the Convertible Notes, as well as interest thereon. These obligations could have important consequences on our business. In particular, they could:

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

Wilson-Davis is subject to amendments of rules adopted by NSCC that require Wilson-Davis to have excess net capital of at least $10.0 million as of October 26, 2023 if Wilson-Davis clears for an introducing broker. As of June 30, 2025 and 2024, Wilson-Davis had net capital of approximately $11.2 million and $10.4 million, respectively. Investors, including the owners of Wilson-Davis and Mr. Schaible, provided an aggregate of $1,300,000 in subordinated demand notes which were funded on October 13, 2023 and FINRA approved the demand notes. The notes were renewed to mature on October 13, 2025 and to have an interest rate of 5% per annum, payable quarterly. During the year ended June 30, 2025, Glendale, the sole introducing broker at Wilson-Davis, provided $840,000 or approximately 6.5% of Wilson-Davis revenues. During the six months transition period ended June 30, 2024, Glendale, the sole introducing broker at Wilson-Davis, provided $164,000 or approximately 3% of Wilson-Davis’ revenues. However, the growth of clearing services for introducing broker customers is expected to be a key driver to meet the Company’s future revenue goals. As a result, if we fail to meet the increased capital requirements of NSCC on an ongoing basis, we would be unable to provide clearing services for introducing brokers which could have a material adverse effect on the Company’s revenues in the future.

Wilson-Davis is substantially dependent on one principal customer.

During the year ended June 30, 2025 and six months transition period ended June 30, 2024, Wilson-Davis received 6% and 10% of its revenue, respectively, from securities liquidations of Canadian traded securities for customers of Canaccord Genuity. The termination or material reduction in the securities liquidation for customers of Canaccord Genuity would have a material adverse effect on the revenues and results of operations of Wilson-Davis.

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

In the ordinary course of business, securities broker-dealers such as Wilson-Davis are highly regulated and are routinely and frequently examined by the SEC, FINRA, and the securities regulatory authorities of states in which they are licensed or conduct business. Such examinations review a broad ranges of business activities for compliance with the many statutes, rules, regulations, and interpretations governing Wilson-Davis’ activities. Examinations by any of the above authorities may lead to enforcement actions that expose Wilson-Davis and its personnel to defense costs and potential fines or other sanctions. For example, Wilson-Davis has appealed to the SEC an adverse ruling by FINRA’s National Adjudicatory Council, or “NAC,” finding that Wilson-Davis had violated FINRA rules respecting short sales, failing to supervise and implement adequate anti money-laundering procedures. NAC had ordered Wilson-Davis to pay a $1,100,000 fine and disgorge $51,624. Wilson-Davis cannot predict the outcome of its appeal or when a decision will be rendered. On July 10, 2025 the National Adjudicatory Council reduced the fines to an aggregate of $490,000. The Company made a timely appeal to the SEC to hear the case. Pursuant to FINRA Rules, the Company’s timely appeal of the decision to the SEC deferred the effectiveness of the findings and sanctions. Wilson-Davis established a $100,000 contingency reserve in the year ended June 30, 2021, for this litigation contingence, but cannot assure that this amount is adequate to cover any penalty determined on appeal. The amount of the fine and disgorgement by which a final judgment exceeds the contingency reserve amount would reduce Wilson-Davis’ excess capital. In addition to the payment of defense costs and potential fines or other sanctions associated with enforcement actions, customers may assert claims against Wilson-Davis or its personnel in legal suits or arbitration proceedings.

Wilson-Davis and certain of its personnel are subject to various regulatory disciplinary orders that could be the basis of future regulatory action.

Wilson-Davis is subject to previous disciplinary orders by FINRA and the SEC which, by their terms, do not expire. FINRA and the SEC can impose special supervision and compliance measures and may increase future regulatory scrutiny. In July 2019, FINRA initiated an enforcement proceeding against Wilson-Davis, certain former principals of Wilson-Davis, and a former registered representative/trader alleging that the firm and the registered representative manipulated the market of a designated security, responsible supervisory personnel failed to establish and maintain appropriate supervisory procedures, the firm and a former principal failed to implement and maintain appropriate anti-money laundering procedures, and provided inaccurate documents to FINRA staff (the “2019 FINRA Action”). Wilson-Davis and its former principals agreed to settle the matter, without admitting or denying the allegations respecting supervision, anti-money laundering, and documentation in July 2021 by consenting to an order under which the firm was censured and paid a $500,000 monetary penalty, one former principal was suspended in all capacities for 90 days, that principal and two other former principals were suspended for two years, and the firm was required to undertake certain compliance and remediation efforts. The firm promptly paid the fine and timely completed the required compliance and remediation efforts. In connection with the resolution of some matters, Wilson-Davis engaged qualified consultants to recommend specific compliance procedures and has implemented such required compliance enhancements. Wilson-Davis believes it has fully complied with all sanctions related to the July 2019 complaint. Previously, in December 2016, FINRA filed a complaint against Wilson-Davis asserting potential violations of several securities laws and regulations, regarding supervision, anti-money-laundering, and Regulation SHO speculation prohibitions (the “2016 FINRA Action”). Wilson-Davis denied the allegations and FINRA-imposed sanctions have been stayed pending appeal.

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

Wilson-Davis’ revenue and profitability had been adversely affected by general downturns in the securities markets since early 2022, resulting from rising inflation, increased interest rates, the lingering economic effects of the COVID-19 pandemic, the military conflict in Ukraine and Israel, Hamas’ attack on Israel and the ensuing war and other factors. Wilson-Davis cannot predict the duration or severity of downturns of the securities markets or the economic and other factors that contribute to these market conditions.

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

If the Pacsquare Assets do not successfully scale, as the Company’s business grows, or do not perform adequately, this could adversely affect the Company’s business, financial condition and results of operations, and could damage its reputation.

Although AtlasClear expects that the AtlasClear Platform, source code and other technology assets it acquired, from Pacsquare would be properly implemented and integrated into the Company’s systems, we cannot assure you that the code will successfully scale, or that the AtlasClear Platform, source code, software and other technology assets would perform adequately due to among other things, errors, viruses and defects.

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

In connection with the preparation of our Form 10-KT for the transition period ended June 30, 2024, and our Form 10-K for the year ended June 30, 2025, management reassessed the effectiveness of our disclosure controls and procedures for the periods affected. As a result of that reassessment, management determined that our disclosure controls and procedures were not effective as of June 30, 2025, and June 30, 2024 due to the material weaknesses with respect to compiling information to prepare financial statements in accordance with U.S. GAAP. The material weaknesses are due to the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on and the impact of the Business Combination Agreement as it relates to the classification of complex accounting instruments, and related financial disclosures.

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

We had 126,819,145 shares of Class A common stock outstanding as of September 25, 2025. We filed two resale registration statements which became effective on August 14, 2024 and March 6, 2025, which registered the offer and sale from time to time by certain selling stockholders of up to 35,825,689 shares of our common stock. The Company’s stockholders may sell our common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the trading price of our common stock or putting significant downward pressure on the price of our common stock.

Until such time that the registration statements are no longer effective or all securities thereunder are sold, the registration statements will permit the resale of these securities. The resale, or expected or potential resale, of a substantial number of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for our stockholders to sell their Common Stock at times and prices that they feel are appropriate. Furthermore, we expect that, because there was a large number of shares registered pursuant to the registration statement, the selling stockholders will continue to offer the securities covered by the registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time.

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

Issuances of shares of Common Stock pursuant to the Pacsquare Purchase Agreement, or to settle accrued expenses and obligations, and conversion of any amounts under the Funicular Note, the Winston & Strawn Agreement, the Company’s securities purchase agreements or pursuant to the ELOC Agreement or the Second ELOC Agreement, have resulted and would continue to result in substantial dilution of our stockholders and have had and may continue to have a negative impact on the market price of our Common Stock.

In connection with the Closing, AtlasClear Holdings entered into the Funicular Purchase Agreement amendments to the Broker-Dealer Acquisition Agreement and other notes to settle accrued expenses and obligations. As of the date of this filing, Pacsquare has received an aggregate of 13,933 shares of Common Stock. The notes, including the Convertible Notes are convertible into shares of our Common Stock, at various conversion prices (which may be reduced under certain circumstances). The issuance of any of these shares will dilute our other equity holders, which could cause the price of our Common Stock to decline. The Funicular Note is convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at an initial conversion price of $10.00 per share, (the “Conversion Price”). The Conversion Price is subject to adjustment monthly to a price equal to the trailing five-day VWAP, subject to a floor of $2.00 per share (provided that if the Company sells stock at an effective price below $2.00 per share, such floor would be reduced to such effective price now determined to be $0.15 per share).

The shares of Common Stock issuable pursuant to the Pacsquare Purchase Agreement and the conversion of any amounts under the notes, including the Funicular Note and the convertible notes under the securities purchase agreements, to the extent exercised, converted and issued, would impose significant dilution on our stockholders. Also in connection with the Closing, AtlasClear Holdings agreed to settle certain accrued expenses and other obligations to certain parties through the issuance shares of Common Stock and intends to, in the future, issue additional shares of Common Stock, to settle other accrued expenses and obligations.

Pursuant to the Winston & Strawn Agreement, the Company may issue up to $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. The Company has not issued any shares in connection with the Winston & Strawn Agreement and the amounts payable remain due. Additionally, pursuant to the ELOC Agreement, Tau has committed to purchase, upon the terms thereof and subject to the satisfaction of certain conditions, up to $12.5 million of Common Stock of the Company, at a price per share equal to 97% of the lowest VWAP of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice sent by the Company from time to time, over the course of 24 months from the date of the ELOC Agreement. As of June 30, 2025, the Company has issued and settled 1,566,885 shares in connection with the ELOC agreement. Each advance may be up to the greater of 100,000 shares or 50% of the average daily volume traded of the shares during the 30 trading days immediately prior to the date the Company requests each advance. All of the foregoing issuances would result in substantial dilution of our stockholders and may have a negative impact on the market price of our Common Stock.

On August 4, 2025, the Company entered into a securities purchase agreement ( “August Securities Purchase Agreement”) with an institutional investor under which the Company agreed to issue and sell, in a private placement, Series A convertible debentures (a “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears a 10% interest and matures on August 3, 2026. The holder is entitled to convert the unpaid face amount of this Debenture, plus accrued interest and penalties, any time following a closing date, at $0.15 per share. If, at any time after closing, the Company receives financing from a third party (excluding the holder), the Company is required to pay to the holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the holder, 100% of the proceeds raised from the third party in excess of an aggregate amount of $10,000,000 until such time as the face amount of the Debenture has been paid in full. The Company agreed that, within sixty (60) calendar days after the closing date, the company will file a registration statement registering the resale of the conversion shares underlying the Debenture.

On September 16, 2025, September 19, 2025 and September 23, 2025, the Company entered into separate securities purchase agreements (each, a “Securities Purchase Agreement”) with certain institutional investors (each, an “Investor”) under which the Company agreed to issue and sell, in a private placement, convertible promissory notes (each, a “Note” and collectively, the “Notes”) for an aggregate principal amount of $6,000,000, for a gross purchase price of $5,000,000, reflecting a 20% original issue discount, before fees and other expenses. The Notes do not bear interest, and mature on the earlier of six months from issuance or the date that the Company completes a Qualified Financing (meaning an issuance and sale of capital stock raising gross proceeds of at least $10 million, as defined in the Notes). The Notes may be converted into equity, at each holder’s option, at the closing of a Qualified Financing, at the same per share price as the securities sold in the Qualified Financing. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and working capital. The Notes are subject to customary events of default and related remedies.

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

We have not timely satisfied certain payment obligations under the Funicular Note and the convertible notes under the Securities Purchase Agreement. In the event we are not able to raise sufficient capital to pay such notes, or otherwise restructure the same, and payment of principal and accrued interest thereon is demanded by the holders thereof, we will be in default, and may not be able to continue as a going concern. Although none of the holders of such promissory notes have elected to pursue remedies against us, we cannot assure you that they will not do so in the future. The institution of collection actions could have a material adverse effect on our business and could force us to seek relief through insolvency or other proceedings. On each interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind by increasing the principal amount of the Funicular Note. In the event of an Event of Default (as defined in the Funicular Note), in addition to Funicular’s other rights and remedies, the interest rate would increase to 20% per annum. The convertible notes under the September 2025 Securities Purchase Agreement mature on the earlier of six months from issuance or the date that the Company completes a Qualified Financing (meaning an issuance and sale of capital stock raising gross proceeds of at least $10 million, as defined in the Notes). The Notes may be converted into equity, at each holder’s option, at the closing of a Qualified Financing, at the same per share price as the securities sold in the Qualified Financing.

We cannot assure you that we will continue to be able to comply with the continued listing standards of the NYSE American, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our continued eligibility to maintain the listing of our Common Stock on the NYSE American depends on a number of factors, including the price of our Common Stock and the number of persons that hold our Common Stock. Our Common Stock has traded below the $1.00 minimum share price requirement since March 25, 2025. If the NYSE American delists our securities from trading on its exchange for failure to meet its listing standards, and we are not able to list such securities on another national securities exchange, then our Common Stock could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including:

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

The exercise of Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Stock and the spread between the exercise price of the Warrant and the price of our Common Stock at the time of exercise. For example, to the extent that the price of our Common Stock exceeds $690 per share, it is more likely that holders of our Warrants will exercise their warrants. If the price of our Common Stock is less than $690 per share, we believe it is much less likely that such holders will exercise their warrants. On September 24, 2025, the closing price of the Common Stock as reported by the NYSE American was $0.67 per share, which price was less than the $690 per share exercise price of the Private Warrants. We cannot assure you that our Warrants will be in the money after the date of this report and prior to their expiration. Quantum Ventures and its distributees have the option to exercise the Private Warrants on a cashless basis. Holders of public warrants may generally only exercise such warrants for cash, subject to very limited exceptions in certain circumstances as provided for in the Warrant Agreement relating to the warrants.

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

As of September 25, 2025, we had a total of 126,819,145 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan or any earnout shares that may be issued in the future, and (ii) assuming no exercise of the outstanding Warrants. All shares currently held by public stockholders and all of the shares issued in the Business Combination to former AtlasClear’s stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144), including our directors, executive officers and other affiliates.

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

We will remain an emerging growth company until the earliest of: (i) June 30, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Our operating results may be negatively impacted by unfavorable economic and market conditions and the uncertain geopolitical environment.

Our operating results may be negatively impacted by unfavorable economic and market conditions and the uncertain geopolitical environment, including tariffs or other trade barriers, rising inflation, and other macroeconomic shifts. These factors may materially affect investor confidence and the success of a potential business combination, including one involving a special purpose acquisition company (SPAC).

The global macroeconomic environment remains challenging and uncertain. For example, uncertainty regarding global central bank monetary policy, instability in the geopolitical environment in many parts of the world, including the ongoing Russia-Ukraine war, conflicts in the Middle East, and tensions surrounding China-Taiwan relations, may continue to pressure global economic conditions. If these conditions were to deteriorate further, we could experience material harm to our business, operating results, and financial condition, which may in turn affect the attractiveness and valuation of any proposed business combination.

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

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information about the cybersecurity risks we face, see “Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, services, and data” in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Item 2. Properties

The Company maintains its principal executive offices at 2203 Lois Avenue, Suite 814 Tampa, FL, 33607. Our facilities, which are leased, are adequate to meet our current needs though we intend to procure additional space in the future, if and as necessary, as we continue to add employees and expand our business.

Item 3. Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business.Other than asdisclosed in Note 9, we are not presently a party to any legal proceedings that are expected to have a material adverse impact on our financial position, results of operations or cash flows. See Note 9 for details regarding certain legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently listed on NYSE American under the symbol “ATCH.” Our Public Warrants trade on the over-the-counter (“OTC”) market under the symbol “ATCHW.”

Holders

As of September 25, 2025, there were 300 holders of record of our Common Stock, and 46 holders of record of our warrants. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

We have not paid any cash dividends on our Common Stock to date. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

On July 17, 2025, the Company issued 800,000 shares of Common Stock to Sandip I. Patel, P.A., a law firm that is wholly owned by Sandip I. Patel, our director, as consideration for legal and consulting services provided to the Company. The shares were valued based on the closing price of the date of issuance of $0.21 for total retainer value amount of $169,920.

On August 11, 2025, the Company issued 200,000 shares of Common Stock as consideration for $40,000 in open invoices to Dynamic Global Strategies, our transfer agent.

The information set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above with respect to the issuances under the headings, “Financing Arrangements –August 2024 Securities Purchase Agreement;” “Expense Settlements – Locbox Technologies, Inc.; ” “Expense Settlements – Longside Ventures LLC” and “Expense Settlements – Stock Promotion Agreement” is incorporated by reference herein.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this section of the annual report to “we,” “us” or the “Company” refer to AtlasClear Holdings, Inc., a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited financial statements, including the related notes, appearing elsewhere in this annual report. All references to years, unless otherwise noted, refer to our fiscal years, which end on June 30.

Overview

Our goal is to build a cutting-edge technology enabled financial services firm that would create a more efficient platform for trading, clearing, settlement and banking, with evolving and innovative financial products such as crypto that focus on financial services firms. We are a fintech driven business-to-business platform that expects to power innovation in fintech, investing, underwriting and trading. We believe we are positioned to provide a modern, mission-critical suite of solutions to our clients, enabling them to reduce their transactions costs and compete more effectively in their businesses.

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

In addition, we believe the AtlasClear Platform, is cutting-edge, flexible and scalable.

On August 9, 2024, the Company changed its fiscal year-end from December 31 to June 30. As a result, the prior year reflects a transition period of six months, from January 1, 2024 to June 30, 2024, as previously reported in our Form 10-KT filed with the SEC on October 16, 2024.

The current fiscal year covers the twelve-month period from July 1, 2024 to June 30, 2025. As such, the periods presented in this Form 10-K are not directly comparable due to the difference in reporting periods.

Where appropriate, we have included supplemental unaudited pro forma information and comparative commentary to aid in understanding period-over-period performance trends. See note 19 for further details.

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

Key Factors Impacting Wilson-Davis’ Business

Wilson-Davis’ business and results of operations have been, and will continue to be, affected by numerous factors and trends, which Wilson-Davis believes include those discussed in the section titled “Risk Factors” of the Annual Report.

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

Reverse Stock Split and Authorized Share Increase

On December 31, 2024, the Company effected a 1-for-60 reverse stock split of its common stock. As a result of the reverse stock split, every 60 shares of the Company’s issued and outstanding common stock were automatically combined into one share of common stock, with any fractional shares rounded up to the nearest whole share. The reverse stock split did not change the par value of the common stock however the Company increased the number of authorized shares to 525,000,000 shares, consisting of 500,000,000 shares of Common Stock and 25,000,000 shares of Preferred Stock.

The reverse stock split has been applied retroactively in the accompanying consolidated financial statements and related disclosures for all periods presented. All share and per-share amounts, including earnings per share (“EPS”), have been adjusted accordingly to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

The impact of the reverse stock split is summarized as follows:

●	The total number of issued and outstanding shares of common stock decreased from 12,455,157 to 207,585 as of June 30, 2024.
●	Earnings per share and other per-share data were adjusted proportionally to reflect the reverse stock split.
●	The reverse stock split had no impact on the Company’s total stockholders’ equity, net income, or overall financial condition.

Management believes that the reverse stock split was necessary to regain compliance with stock exchange listing requirements and improve marketability of the stock.

Agreements Related to Business Combination

Amendments to Broker-Dealer Acquisition Agreement

Prior to the Closing, AtlasClear and AltasClear Holdings entered into two amendments to the Broker-Dealer Acquisition Agreement (as defined in the with Wilson-Davis and the then-owners of Wilson-Davis (the “Wilson-Davis Sellers”), (the “Amendments”). Among other things, the Amendments reduced the total purchase price payable under the Broker- Dealer Acquisition Agreement by $5 million and reduced the cash payable at the Wilson-Davis Closing as part of the purchase price to $8 million, with the balance of the purchase price paid in the form of convertible promissory notes issued by AtlasClear to the Wilson-Davis Sellers, as follows: (i) $5,000,000 in aggregate principal amount of notes due 90 days after the Closing Date (the “Short-Term Notes”) and (ii) $7,971,000 in aggregate principal amount of notes due 24 months after the Closing Date (the “Long-Term Notes” and, together with the Short-Term Notes, the “Seller Notes”). The Short-Term Notes accrued interest at a rate of 9% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, cash), and were convertible at the option of the holder at any time during the continuance of an event of default, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion. The Long-Term Notes accrued interest at a rate of 13% per annum, payable quarterly in arrears, in shares of Common Stock at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, in cash), and were convertible at the option of the holder at any time commencing six months after the Closing Date, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion (or 85% if an event of default occurs and is continuing).

During the year ended June 30, 2025, the Company received conversion notice for a total $5,000,000 of principal related to the Short-Term Notes and $366,979 of interest related to the Short-Term Notes, and $6,995,624 of principal related to the Long-Term Notes and $1,036,256 of interest related to the Long-Term Notes. In addition, the Company received conversion notices for a total of $1,439,586 in Merger Financing as discussed below and $256,091 of Merger Financing interest receiving a total of approximately 34,931,855 shares of Common Stock. As of September 19, 2025, all of the Seller Notes have been paid in full.

For more information about the Amendments to Broker-Dealer Acquisition Agreement, see Note 9 and Note 10.

Contingent Guarantee

In connection with the acquisition of Wilson-Davis, Quantum Ventures and AtlasFinTech transferred 14,750 common stock shares to cover a cash deficit of $4,000,000. The share has a make-whole provision where the Company had to issue shares to allow the seller to recover the cash deficit, as such it was required to be accounted for under ASC 480. The Company valued the obligation as of June 30, 2024 of $3,256,863 based on the cash value that would need to be renumerated by the Company. The value of the cash that would be paid was deemed to be the fair value of the contingent guarantee. The Company analyzed the public sales of the shares transferred to determine the amount of cash recovered less the $4,000,000 contingent guarantee resulting in a liability due of $3,256,863. As of February 9, 2024 the 885,010 shares transferred were valued at $8,850,100 which was greater than the $4,000,000 guaranteed value. As such the value of the guarantee was deemed to be zero on February 9, 2024. As a result of the decrease in stock prices through June 30, 2024 the Sellers have recovered $743,137 in cash through sales of the shares transferred resulting in the value of the liability as of June 30, 2024 of $3,256,863.

During the year ended June 30, 2025, the Atlas FinTech agreed to transfer 20,583 in registered shares to the sellers under the contingent guarantee, resulting in a reduction in the contingent guarantee of $1,210,290 based on the fair value of the shares transferred on the transfer date.

On August 9, 2024, the Company entered into an agreement to modify the terms of the contingent guarantee where the Company agreed to enter into a convertible note on the amount that has not yet been recovered through share issuances of $2,886,347 plus a 5% convenience fee applied resulting in the Company issuing a convertible note of $3,030,665 due February 9, 2026. This Convertible Promissory Note (this “Merger Financing”) was issued pursuant to that certain Post-Closing Agreement dated effective August 9, 2024 (the “Agreement”), by and between the Company and the former stockholders of Wilson-Davis, to address the remaining Gross Proceeds Shortfall that cannot be remedied by the transfer of Additional Shares. Capitalized terms used but not defined herein shall have the meanings given to them in the Stock Purchase Agreement, as defined in the Agreement. The note was analyzed under ASC 480 and ASC 815, as a result of the Company not having sufficient shares authorized to settle the convertible note, the Merger Financing note falls under ASC 815.

During the year ended June 30, 2025, the Company received notice to convert $1,439,586 and $256,091 in interest, see Sellers Note above for total shares issued to convert principal and interest on all conversion notices received from the Sellers. Subsequent to June 30, 2025, and through of September 25, 2025 the Company received notices to convert $1,590,358 in principal and $69,501 in interest. As of September 25, 2025, the Merger Financing was settled in full.

For more information about the Contingent Guarantee and Merger Financing, see Note 9 and Note 17.

Funicular Purchase Agreement

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

For more information about the Note Financing, see Notes 9 and 17.

Pacsquare Software Development and License Agreement

On June 10, 2025, the Company and Pacsquare entered into a Software Development and License Agreement, where the parties agreed to supersede and replace the Pacsquare Purchase Agreement and to fully release one another from any and all obligations or claims arising from or pursuant to the prior agreement. As a result of entering into the agreement the parties agreed to a 36 month term software development and licensing service where Pacsquare will continue to develop the Online Account Application (“OLA”), provide updates, bug fixes, patches or other error corrections and ongoing maintenance and support throughout the term of the agreement. Pacsquare will deliver the existing source code and provide up to 80 hours of developer-to developer support for knowledge transfer to new developers of the Company for a six month period. The OLA license shall be held by the Company perpetually, can be transferred, and will be royalty free to modify and develop the platform for internal use or for white-label deployment, to charge correspondents a fee for use and transfer and assign such license in connection with the sale of Wilson-Davis or AtlasClear. Payment shall be $375,000 payable over the 36 month term as follows: $20,000 upon effective date of agreement, $15,000 first month payment and $10,000 for the remaining 34 months.

Amendment to Bank Acquisition Agreement

On February 26, 2024, AtlasClear and Commercial Bancorp entered into an amendment (the “Amendment”) to the Amended and Restated Agreement and Plan of Merger, dated as of November 16, 2022, by and between AtlasClear and Commercial Bancorp (the “Bank Acquisition Agreement”), pursuant to which, among other things, Commercial Bancorp is expected to merge with and into a subsidiary of AtlasClear. Pursuant to the Amendment, Commercial Bancorp received 40,000 shares of Common Stock in lieu of a nonrefundable escrow deposit. On November 14, 2024, the Company and Commercial Bancorp agreed to amend the agreement and plan of merger, dated November 16, 2022 (as amended, the “Bank Acquisition Agreement”), to extend the termination date of the Bank Acquisition Agreement from November 16, 2024, to May 14, 2025. Pursuant to the amendment, the parties expect to enter into a new and mutually agreed agreement for the Company to acquire the shares held by such shareholders of Commercial Bancorp. No Commercial Bancorp shareholder is required to agree to such amended or new agreement. Failure to enter into a new agreement or amendment to the Bank Acquisition Agreement shall constitute termination of the Bank Acquisition Agreement without liability. The Company was issue to the shareholders of Commercial Bancorp, without additional compensation, 500,000 pre reverse split or 8,333 post reverse split shares of common stock and the previously issued 40,000 pre reverse split or 667 post reverse split shares to the Commercial Bancorp shareholders were to be cancelled. The shares were not issued timely and as a result the Company agreed to issue 36,070 shares due to the drop in stock value during the delay. The 36,070 shares were issued on March 13, 2025 and were valued at $43,645 based on the trading price of the Common Stock of $1.21 on March 13, 2025. The value of the shares issued was recorded as a deposit towards the acquisition of Commercial Bancorp. The extension period terminated on May 14, 2025, as such the Company has agreed to pay $5,000 cash payment for each two-week extension. As of June 30, 2025, the Company paid $20,000 in cash and extended the agreement until July 9, 2025. As of the date of filing the Company has paid an additional $30,000 to extend until October 1, 2025.

Chardan Settlement

In connection with the Closing, AtlasClear Holdings and Chardan agreed that the fee, in the amount of $7,043,750, payable by Quantum to Chardan upon the Closing pursuant to the terms of the business combination marketing agreement entered into in connection with Quantum’s IPO, would be waived in exchange for the issuance by AtlasClear Holdings to Chardan of a convertible promissory note in the aggregate principal amount of $4,150,000. The Chardan Note was issued by AtlasClear Holdings at the Closing. Additionally, the Company entered into a settlement and mutual release with Chardan which amended the original note to a principal amount of $5,209,764, which as of September 19, 2025, has been paid in full.

For more information about the Chardan settlement, see Note 9.

Expense Settlements

The Company entered into the following settlements for certain accrued expenses and other obligations to third parties through the issuance of Common Stock and/or convertible promissory notes as follows:

●	Carriage House Capital, Inc. – up to 350,000 pre reverse split or 5,833 post reverse split shares of Common Stock that were issued, or may become issuable, to Carriage House Capital, Inc. (“Carriage”), pursuant to the Consulting Agreement, dated as of February 19, 2024, between Carriage and the Company (the “Carriage Agreement”), as partial consideration for consulting services rendered to the Company, at the price per share of $4.98 pre reverse split or $298.80 post reverse split on the day of issuance. The total consideration due under the Consulting Agreement is 350,000 shares of Common Stock, 100,007 shares of which were due upon signing of the contract and 27,777 shares of which are due in months four through twelve from the date of signing. On February 9, 2024, 100,000 pre reverse split or 1,667 post reverse split shares were issued, and were valued at $4.98 pre reverse split or $298.80 post reverse split per share as agreed upon consideration. On January 15, 2025 the Company issued the remaining 4,166 shares under the agreement and valued at the closing price on the date of issuance of $6.50 per share resulting in settlement of the stock payable at $27,100, resulting in the change in fair value of the stock payable of $232,793.
●	Interest Solutions, LLC – 144,454 pre reverse split or 2,408 post reverse split shares of Common Stock that may become issuable to Interest Solutions, LLC (“Interest Solutions”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $2.00 pre reverse split or $120 post reverse split. Accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the year ended June 30, 2025, the company recognized $35,652 in interest expenses. Quantum Ventures transferred 4,457 pre reverse split or 74 post reverse split registered shares to pay for $9,011 in accrued interest. As of June 30, 2025 and June 30, 2024, there is $315,549 and $288,908 included in Promissory note payable.
●	JonesTrading Institutional Services LLC – up to 196,983 pre reverse split or 3,283 post reverse split shares of Common Stock that may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $2.00 pre reverse split or $120 post reverse split. Accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the year ended June 30, 2025 the Company recognized $48,617 in interest expenses and the Quantum Ventures transferred 6,077 pre reverse split or 101 post reverse split registered shares to pay for $12,288 in accrued interest. As of June 30, 2025 and June 30, 2024, there is $430,295 and $393,966 included in Promissory note payable. On September 16, 2025, the Company and JonesTrading entered into an amendment to the Promissory note agreement, whereas the conversion price floor of $2.00 was amended to $0.75. As a result, on September 16, 2025, the Company issued 585,229 shares of Common Stock at a conversion price of $0.75, in full settlement of $375,000 in principal and $63,922 of accrued interest.
●	Toppan Merrill LLC – the Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note is February 8, 2026 and the note accrues interest at a rate of 13% per annum. The principal and interest payments due under the note is not payable in shares of Common Stock. During the year ended June 30, 2025 the Company recognized $15,694 in interest expenses. As of June 30, 2025 and June 30, 2024, there was $185,788 and $170,094, respectively, included in Promissory note payable.
●	Winston & Strawn LLP – up to $2,500,000 in shares of Common Stock that may become issuable to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”). Pursuant to the Winston & Strawn Agreement, the Company may issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. As of June 30, 2025 and June 30, 2024, the amount is included in Subscription agreement as a liability of $2,489,945 and $2,425,647, respectively. Due to the nature of the settlement terms, the Winston & Strawn Agreement was deemed to be a derivative liability to the Company as of June 30, 2024 under ASC 480. Change in fair value of the subscription agreement are measured at each reporting period with change reported in earnings. See valuation approach and further disclosure on Note 17.
●	Outside The Box Capital Inc. – 6,919 shares of Common Stock that were issued to Outside The Box Capital Inc. (“OTB”), pursuant to a Marketing Services Agreement, as payment in shares for services rendered to the Company the shares were valued at the closing price on the date of issuance of $5.70 per share resulting in compensation expense of $39,404.
●	Locbox Technologies, Inc. – 203,425 shares of Common Stock that were issued to Lockbox Holdings (“LCBX”), pursuant to a Software As A Services License Agreement, as payment in shares for services rendered through June 30, 2025 were paid the shares valued at the closing price on the date of issuance of $0.2053 per share resulting in compensation expense of $41,763. As payment in shares for services rendered through September 16, 2025 356,901 shares of Common Stock were issued to Lockbox Holdings (“LCBX”), pursuant to a Software As A Services License Agreement, valued at the closing price on the date of issuance of $0.2053 per share resulting in compensation expense of $57,747. The Company shall pay LCBX $20,000 per month of which the Company has the option to pay in cash or stock. If paid in stock the company shall use 90% of the five day VWAP of the last trading of the preceding month. The parties agreed to a 9.9% blocker for maximum equity ownership, if LCBX is blocked from receiving shares as payment cash must be paid. In the event cash is not paid timely a 13% interest charge will apply on the mount outstanding. At the end of the twelve month term, the Company shall have the right to acquire 5% of LCBX at a $10,000,000 valuation, approximately a $500,000 investment by the Company. LCBX agrees to credit 50% of the total license fees paid by ATCH through the term towards the acquisition.
●	Stock Promotion Agreement – 100,000 shares of Common Stock that were issued to an individual third party pursuant to a Stock Promotion Agreement as payment in shares for marketing and outreach services. The shares were valued at the closing price on the date of issuance of $0.1905 per share resulting in value of $19,050 which was recorded as a prepaid and will be expensed over the six monthterm of the agreement. There are no performance obligations and upon termination of agreement compensation remains due as such the valuation date was deemed to be the date of issuance.
●	Longside Ventures LLC – 200,000 shares of Common Stock that were issued or to be issued to Longside Ventures LLC. (“Longside”), pursuant to a Services Agreement, dated as of August 29, 2025 as payment in shares for strategic communications, and corporate advisory services to be rendered to the Company. 100,000 shares were issued upon execution of the agreement and the other 100,000 will be paid on the one-month anniversary thereof.

Results of Operations

Comparison of the Year Ended June 30, 2025 and the Six Months Ended June 30, 2024

The Company did not have operations until the acquisition of Wilson-Davis in connection with the Business Combination which closed on February 9, 2024. Therefore, the period-to-period comparison below primarily reflects financial results of Wilson-Davis since February 9, 2024 in the six months transition period ended June 30, 2024.

	Year Ended	Six Months Ended
	June 30,	June 30,
	2025	2024	Changes
REVENUES
Commissions	$5,937,532	$2,679,673	$3,257,859
Vetting fees	1,459,321	499,125	960,196
Clearing fees	3,165,714	756,393	2,409,321
Net gain/(loss) on firm trading accounts	6,580	10,046	(3,466)
Other revenue	287,465	56,246	231,219
TOTAL REVENUES	10,856,612	4,001,483	6,855,129

EXPENSES
Compensation, payroll taxes and benefits	6,150,257	2,386,837	3,763,420
Data processing and clearing costs	2,104,107	1,299,527	804,580
Regulatory, professional fees and related expenses	4,137,631	11,649,470	(7,511,839)
Stock compensation - founder share transfer	—	1,462,650	(1,462,650)
Communications	650,560	254,608	395,952
Occupancy and equipment	211,347	76,324	135,023
Transfer fees	210,423	75,425	134,998
Bank charges	223,938	88,253	135,685
Intangible assets amortization	1,362,446	791,375	571,071
Other	324,358	185,840	138,518
Bad debt	398,826	—	398,826
TOTAL EXPENSES	15,773,893	18,270,309	(2,496,416)

LOSS FROM OPERATIONS	(4,917,281)	(14,268,826)	9,351,545

OTHER INCOME/(EXPENSE)
Interest income	1,996,399	1,195,081	801,318
Net gain on settlement	—	146,706	(146,706)
Loss on AtlasClear asset acquisition	—	(86,392,769)	86,392,769
Change in fair value, warrant liability derivative	184,594	—	184,594
Change in fair value, convertible note derivative	3,990,385	(3,585,902)	7,576,287
Change in fair value, long-term and short-term note derivative	12,369,120	(11,208,055)	23,577,175
Change in fair value, contingent guarantee	(839,775)	(3,256,863)	2,417,088
Change in fair value, non-redemption agreement	—	(164,626)	164,626
Change in fair value, WDCO sellers convertible notes	49,348	—	49,348
Change in fair value, earnout liability	929,000	(1,335,000)	2,264,000
Change in fair value, subscription agreement	(64,298)	(38,796)	(25,502)
Change in fair value, stock payable	232,793	985,072	(752,279)
Change in fair value, Tau agreement	(357,435)	—	(357,435)
Extinguishment of accrued expenses	—	879,473	(879,473)
Interest expense	(8,081,938)	(3,732,178)	(4,349,760)
TOTAL OTHER INCOME/(EXPENSE)	10,408,193	(106,507,857)	116,916,050

Income before provision for income taxes	5,490,912	(120,776,683)	126,267,595
Benefit (provision) for income taxes	259,381	569,736	(310,355)
Net income (loss)	$5,750,293	$(120,206,947)	$125,957,240

Revenues of $10,856,612 for the year ended June 30, 2025, represent a 171% increase from revenues of $4,001,483 for the six months transition period ended June 30, 2024. The increase is primarily as a result of a full year ended June 30, 2025 versus a six month transition period ended June 30, 2024. Once the transition period is annualized, the increase is approximately 71% which is primarily due to the increase in clearing fees revenue. Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the SEC and a member in good standing of FINRA. Wilson-Davis is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. Wilson-Davis also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending and margin accounts. During its history, Wilson-Davis has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

Total expenses of $15,773,893 for the year ended June 30, 2025 represent a decrease of $2,496,416 from total expenses for the six months transition period ended June 30, 2024. The decrease was primarily due to the Business Combination and related transaction expenses during the six months transition period which were no longer incurred in the year ended June 30, 2025 of approximately $9 million.

Compensation, payroll taxes and benefits increased to $6,150,257 for the year ended June 30, 2025. The increase is primarily as a result of a full year in 2025 versus a six month transition period in 2024. Once the transition period is annualized, the increase is approximately 58%, which is primarily due to compensation related to compensation of employees of the combined company whereas the prior period only included compensation of employees of Wilson-Davis.

Regulatory, professional fees and related expenses decreased to $4,137,631 for the year ended June 30, 2025. The decrease was due to the Business Combination and related transactions primarily consisting of $9,008,053 in transaction related cost that were not incurred during the year ended June 30, 2025.

Stock compensation – founder share transfer of $1,462,650 was incurred for the six months transition period ended June 30, 2024 which was a one time expense. During the year ended June 30, 2025, the Company did not grant or issue stock based compensation to its employees.

Intangible asset amortization increased $571,071 for the year ended June 30, 2025. The increase was due to the intangible assets, such as the customer list and technologies acquired in the Business Combination amortized for a full year ended June 30, 2025 versus a six months transition period ended June 30, 2024.

Other expenses, which includes, Communications, Occupancy and equipment, Transfer fees, Bank charges, Bad debt and Other, increased to an aggregate of $2,019,452 for the year ended June 30, 2025. The increase was due to a full year ended June 30, 2025 versus a six month transition period ended June 30, 2024. In addition during the year ended June 30, 2025 the Company recognized bad debt expense of $398,826.

Loss from operations was $4,917,281 for the year ended June 30, 2025. Loss from operations was $14,268,826 in the prior period. The decrease in operation loss was primarily due to the approximately $9 million in transaction cost incurred at the closing of the Business Combination that were not incurred in the year ended June 30, 2025 and the one time stock based compensation recognized in the six months transition period ended June 30, 2024.

Other income/expense of $10,408,193 for the year ended June 30, 2025, represents an increase from expense of $106,507,857 when compared to the prior six month transition period ended June 30, 2024. The increase was due to the $86,392,769 loss on AtlasClear acquisition which was a one time charge during the six month transition period ended June 30, 2024 as well as the recovery of approximately $16 million in income due to change in fair value of convertible debt instruments. The recovery of $16 million was primarily due to the change in derivative related to the Sellers Notes and convertible notes that were converted and settled during the year ended June 30, 2025.

Interest income of $1,996,399 for the year ended June 30, 2024, represents an approximate 67% increase from $1,195,081 when compared to the prior period. The increase was primarily due to the prior six months transition period ended June 30, 2024 versus a full year of interest income.

The year ended June 30, 2025 did not reflect the $86,392,769 loss on AtlasClear technology acquired that was incurred in the six month transition period ended June 30, 2024 due to the Business Combination and asset purchase transactions with AtlasClear. ASC 350 prohibits the recognition of goodwill in an asset purchase. As such the difference between the purchase price net of the technology acquired of $68.55 million was expensed on acquisition date. Further, due to limited capital contributions from Quantum’s trust account, management views timelines for revenue recognition from the FinTech Assets to be unknowable and therefore has decided to write down in full, resulting in a loss on AtlasClear technology acquired of $86,392,769. Refer to Note 11 for further detail.

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

The Company recognized a total of $16,493,732 gain in change in fair value of financial instruments for the year ended June 30, 2025. The Company entered into the following financial instruments which are required to be accounted for at fair value under ASC 815 or ASC 480. As a result of the Sellers Notes, Merger Financing, and Convertible Notes holders’ request to convert the debt into shares the Company recognized a gain as the derivatives were significantly reduced due to approximately $16 million in debt was converted to equity.

Interest expense increased to $8,081,938 for the year ended June 30, 2025 compared to $3,732,178 in the prior six-month transition period ended June 30, 2024. The increase was due to convertible secured notes, the Seller Notes, the Convertible Notes and Promissory Notes whose interest rates ranged from 8% to 13% over twelve months in the current year versus six months in the prior transition period.

Benefit from income taxes of $259,908 for the year ended June 30, 2025 decreased by $309,828, from $569,736 in income tax provision in the prior six-month period ended June 30, 2024, primarily due to the Business Combination resulting in deferred tax liabilities and assets assumed in the prior period.

The foregoing factors resulted in net income of $5,750,293 for the year ended June 30, 2025, compared to net loss of $120,206,947 during the prior six month period ended June 30, 2024. The increase was primarily due to the loss on AtlasClear acquisition of $86,392,769 and the Business Combination transaction costs of $9,008,053 which were incurred during the six months transition period ended June 30, 2024 as one time charges that did not carry over to the year ended June 30, 2025.

Liquidity and Capital Resources

Cash provided by operating activities for the year ended June 30, 2025 was $822,027 as compared cash used in operating activities of $11,227,227 for the six month period ended June 30, 2024. This was primarily affected by $1,718,757 in changes in operational assets. Adjustment to net income primarily consisted of change in fair value related to convertible note to Chardan which required the conversion element to be accounted for as a derivative resulting in a gain of $3,990,385. The Seller Notes required the conversion element to be accounted for as a derivative resulting in income of $12,369,120 as well as a Commitment guarantee resulting in a loss of $839,775 and a gain of $49,348 related to the change in fair value of the Wilson-Davis Sellers’ convertible note derivative. The Company granted earnout shares as part of the consideration paid to AtlasClear which resulted in a gain of $929,000. The Winston & Strawn Agreement required fair value accounting under ASC 480 creating a loss of $64,298. Further adjusted for non-cash interest expense on convertible notes of $7,276,092. The change in fair value related to the warrants liability resulted in a gain of $184,594 and a gain from the change in the fair value of stock payable settled of $232,793. In addition, the ELOC Agreement generated loss from the change in fair value of $357,435.

Cash used for investing activities for year ended June 30, 2025 was $145,000 as compared to $79,792,355 for the six month period ended June 30, 2024. This is primarily due to the redemptions of cash held in trust of $53,947,064 and cash paid to Wilson-Davis Sellers of $8,092,568 at closing of the Business Combination and the acquisition of $33,333,876 in cash from the closing of the Business Combination, payment of $500,000 in to Pacsquare and $1,195,565 of funds released from trust as a result of the closing of the Business

Combination during the six months transition period ended June 30, 2024. During the year ended June 30, 2025 the Company paid an additional $125,000 to Pacsquare and $20,000 towards the extension of the Bank Acquisition Agreement.

Cash provided by financing activities from the year ended June 30, 2025 was $1,624,306 as compared to cash used in financing activities of $41,891,796 for the six month period ended June 30, 2024. This is primarily due to the redemptions of $53,947,064, the financing of transaction costs of $5,002,968 and financing from Funicular totaling $6,000,000 and advances from related party of $1,052,300 during the six month transition period ended June 30 2024. During the year ended June 30, 2025 the Company paid $226,075 on promissory notes and $20,000 on subordinated debt.

Financing Arrangements

Line of Credit

The Company has a $10,000,000 revolving line of credit with BMO Harris Bank N.A. The interest rate is determined at the time of borrowing as agreed by the Company and the bank. The line of credit currently provides for interest at the bank’s overnight rate plus 1.5% and is secured by Wilson-Davis’ assets. In addition, the line of credit carries an interest rate of 0.5% on its unused portion. The line of credit agreement requires Wilson-Davis to maintain line of credit collateral with value, as determined by the bank, in an amount at least equal to a percentage of the loan amount as specified by the bank. Advances on the line of credit are payable on demand. The entire amount of this credit facility is available to be drawn and used to meet Wilson-Davis’ liquidity requirements for NSCC clearing margin deposits. Wilson-Davis did not draw on its line of credit during the year ended or period ended June 30, 2025 or June 30, 2024,. As of June 30, 2025, Wilson-Davis was in compliance with all financial covenants contained in its revolving line of credit agreement.

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

Hanire Purchase Agreement

On December 31, 2024, the Company and Hanire, LLC (“Hanire”) entered into a securities purchase agreement (the “Hanire Purchase Agreement”) for the purchase and sale, in a private placement, of (i) up to 333,333 shares (the “Shares”) of Common Stock, at a purchase price of $15.00 per share (after giving effect to the 1-for-60 reverse stock split), and (ii) a convertible promissory note (the “Hanire Note”) in the principal amount of up to $40 million (plus any amount by which the aggregate purchase price paid by Hanire for the Shares is less than $5 million as a result of the Share Limit, as defined below). To the extent the number of Shares to be purchased by Hanire at the Hanire Closing would cause Hanire to own more than 19.9% of the Company’s outstanding voting stock, the number of Shares will be reduced such that the number of Shares is equal to 19.9% of the total outstanding voting stock (the “Share Limit”). The consummation of the issuance and sale of the Shares and the Hanire Note (the “Hanire Closing”) was to occur at such time as agreed to by the Company and Hanire on or before January 31, 2025 (subject to extension by up to 15 days by Hanire), subject to customary closing conditions.The Hanire Note will provide for Hanire to loan funds, up to the aggregate maximum principal amount of the Hanire Note, in tranches, as follows: (i) $5 million (plus any amount by which the aggregate purchase price paid by Hanire for the Shares is less than $5 million as a result of the Share Limit) at the Hanire Closing, (ii) $12.5 million upon the Company securing a settlement of amounts outstanding to the principal owners of Wilson-Davis, (iii) $7.5 million at such time as the Company files a quarterly report on Form 10-Q or annual report on Form 10-K that shows that the Company has achieved positive net income on a consolidated basis in the most recent reporting period, and (iv) $15.0 million at such time as the Company receives approval from all regulatory authorities to acquire Commercial Bancorp. Unpaid principal amounts under the Hanire Note will accrue simple interest at a rate of 12.0% per annum, payable commencing three months after the initial draw and thereafter quarterly until the maturity date of January 31, 2028. The unpaid principal amount and all accrued interest under the Hanire Note is convertible at any time after certain conditions are met (including receipt of stockholder approval for the issuance of shares upon conversion), at the option of Hanire, into shares of Common Stock (the “Conversion Shares”) at a conversion rate equal to 60% of the volume-weighted average price of the Common Stock for the 20-consecutive trading day period immediately prior to the conversion date. The Company registered the resale by Hanire of up to 333,333 shares of Common Stock. On September 12, 2025, the Company received $100,000 as a good faith deposit towards the Hanire Purchase Agreement. An amendment to the Hanire Purchase Agreement is currently being negotiated.

August 2025 Securities Purchase Agreement

On August 4, 2025, the Company entered into a securities purchase agreement ( “August Securities Purchase Agreement”) with an institutional investor under which the Company agreed to issue and sell, in a private placement, Series A convertible debentures (a “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears a 10% interest and matures on August 3, 2026. The holder is entitled to convert the unpaid face amount of this Debenture, plus accrued interest and penalties, any time following a closing date, at $0.15 per share. If, at any time after closing, the Company receives financing from a third party (excluding the holder), the Company is required to pay to the holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the holder, 100% of the proceeds raised from the third party in excess of an aggregate amount of $10,000,000 until such time as the face amount of the Debenture has been paid in full. The Company agreed that, within sixty (60) calendar days after the closing date, the company will file a registration statement registering the resale of the conversion shares underlying the Debenture.

September 2025 Securities Purchase Agreement

On September 16, 2025, September 19, 2025 and September 23, 2025, the Company entered into separate “Securities Purchase Agreements with certain institutional Investors under which the Company agreed to issue and sell, in a private placement, convertible promissory Notes for an aggregate principal amount of $6,000,000, for a gross purchase price of $5,000,000, reflecting a 20% original issue discount, before fees and other expenses. The Notes do not bear interest, and mature on the earlier of six months from issuance or the date that the Company completes a Qualified Financing (meaning an issuance and sale of capital stock raising gross proceeds of at least $10 million, as defined in the Notes). The Notes may be converted into equity, at each holder’s option, at the closing of a Qualified Financing, at the same per share price as the securities sold in the Qualified Financing. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and working capital. The Notes are subject to customary events of default and related remedies.

Subject to the provisions of the Securities Purchase Agreements, if, during the 12-month period commencing on the date of the Closing, the Company carries out one or more Future Offerings (as defined in the Securities Purchase Agreements), each Investor will have the right to participate in an amount up to 100% of such Investor’s investment amount under the Securities Purchase Agreement in any such securities offered by the Company, subject to certain exceptions.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025.

Contractual Obligations

The Company holds several long-term debt obligations with outside vendors and investors, with loans maturing between 2025 and 2028 (see Note 9, and 17). Additionally, the Company leases office space under several operating leases (see Note 13). The Company has no capital lease obligations. Further, there are no other outstanding long-term liabilities contractually obligated by the Company.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could materially differ from those estimates.

Revenue Recognition

The Company, through its subsidiary Wilson-Davis, recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected to be received. The Company applies the five-step model under ASC 606: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) each performance obligation is satisfied.

Brokerage Commissions. Wilson-Davis earns commissions from executing securities transactions for customers. The Company acts as an agent in these arrangements. Commission revenue is recognized on the trade date, which is the point in time when the performance obligation is satisfied, as the security is selected, the price is determined, the trade is executed, and the risks and rewards of ownership have transferred to/from the customer.

Mutual Fund Commissions. Wilson-Davis earns commissions from sales of mutual funds. The Company recognizes revenue at the point in time when the mutual fund is purchased by the customer and the performance obligation has been satisfied.

Other Transaction-Based Fees. The Company earns revenues from vetting services for customers converting restricted stock to eligible trading stock, as well as from clearing fees charged to another broker-dealer for which it clears trades. These revenues are recognized as the related performance obligations are satisfied.

Service Fees. Wilson-Davis charges customers for various services including wires, transfer agent services, corporate actions, blue sheet filings, and Automated Customer Account Transfer Service (ACATS) fees. These fees are recognized as revenue at the point in time the related service is provided.

Interest Income. Wilson-Davis also earns interest on balances held with financial institutions, which is recognized in the period earned.

Judgments and Estimates. The recognition of revenue involves judgment, particularly in identifying performance obligations, determining the timing of satisfaction of those obligations, and estimating variable consideration (e.g., contingent fees). Changes in these judgments could have a material impact on the timing and amount of revenue recognized.

Goodwill and Long-Lived Asset Impairments

We assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The determination of fair value involves significant judgment, including the selection of appropriate valuation methodologies, discount rates, and assumptions about future cash flows. Changes in these estimates or in market conditions could result in impairment charges that may be material to our financial statements.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required pursuant to this item are included in Part IV, Item 15 of this Annual Report, beginning on page F-2.

52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtlasClear Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AtlasClear Holdings, Inc. (the Company) as of June 30, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended June 30, 2025 and the six months ended June 30, 2024 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024 and the results of its operations and its cash flows for the year ended June 30, 2025 and for the six months ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited liquidity and needs to raise additional capital to maintain operations. As more fully described in Note 1 to the financial statements, the Company intends to raise additional capital through loans or additional investments. There is no assurance that the Company will be able to raise the additional capital. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

September 29, 2025

We have served as the Company’s auditor since 2024.

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2025	2024
ASSETS
Cash and cash equivalents	$7,533,690	$6,558,176
Cash segregated - customers	21,874,954	20,548,972
Cash segregated - PAB	200,575	200,738
Receivables - broker-dealers and clearing organizations	4,179,625	1,333,306
Receivables - customers, net of allowance for credit losses of $401,128	320,815	823,784
Other receivables	251,099	64,842
Prepaids	573,175	67,967
Trading securities, market value, net	5	55
Total Current Assets	34,933,938	29,597,840

Operating lease right to use lease asset	179,267	326,336
Property and equipment, net	—	16,080
Customer list, net	12,932,106	14,150,856
Goodwill	6,142,525	7,706,725
Developed technology, net	1,785,104	1,726,500
Bank acquisition deposit	63,645	91,200
Cash deposits - broker-dealers and clearing organizations	4,265,000	3,515,000
Other assets	591,248	336,017
TOTAL ASSETS	$60,892,833	$57,466,554

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Payables to customers	$23,935,348	$20,162,973
Accounts and payables to officers/directors	199,088	686,579
Accounts payable and accrued expenses	6,194,311	5,393,912
Payables - broker-dealers and clearing organizations	497,660	4,915
Commissions, payroll and payroll taxes	395,214	273,386
Current portion of lease liability	111,983	149,499
Stock payable	—	259,893
Secured convertible note, net	—	6,857,101
Promissory notes	1,207,797	852,968
Short-term merger financing, net	—	5,092,083
Current portion of long-term merger financing, net	980,106	—
Convertible notes, net	—	3,783,437
Derivative liability - convertible notes	103,185	—
Merger financing payable	1,618,575	—
Merger financing payable - derivative	63,696	—
Tau agreement	539,787	—
Contingent guarantee	—	3,256,863
Subscription agreement	2,489,945	2,425,647
Stock payable- related party	55,087	55,087
Excise tax payable	2,611,618	2,067,572
Total Current Liabilities	41,003,400	51,321,915

Accrued contingent liability	100,000	100,000
Long-term secured convertible note, net	8,909,070	—
Long-term merger financing, net	—	7,606,561
Long-term convertible notes, net	718,866	—
Derivative liability - convertible notes	—	16,462,690
Derivative liability - warrants	123,062	307,656
Earnout - liability	11,369,000	12,298,000
Deferred income tax liability	3,366,137	5,245,886
Subordinated borrowings	1,930,000	1,950,000
Trading account deposit	100,000	100,000
Long-term lease liability	70,746	182,729
TOTAL LIABILITIES	67,690,281	95,575,437

Commitments and Contingencies (Note 9)
Common stock subject to possible redemption	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 40,165,603 and 207,585 shares issued and outstanding at June 30, 2025 and 2024, respectively	4,016	21
Stock subscription receivable	(41,089)	—
Additional paid-in-capital	135,763,445	110,165,209
Accumulated Deficit	(142,523,820)	(148,274,113)
TOTAL STOCKHOLDERS’ DEFICIT	(6,797,448)	(38,108,883)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$60,892,833	$57,466,554

The accompanying notes are an integral part of the consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR	FOR THE PERIOD
	ENDED	ENDED
	June 30,	June 30,
	2025	2024
REVENUES
Commissions	$5,937,532	$2,679,673
Vetting fees	1,459,321	499,125
Clearing fees	3,165,714	756,393
Net gain/(loss) on firm trading accounts	6,580	10,046
Other revenue	287,465	56,246
TOTAL REVENUES	10,856,612	4,001,483

EXPENSES
Compensation, payroll taxes and benefits	6,150,257	2,386,837
Data processing and clearing costs	2,104,107	1,299,527
Regulatory, professional fees and related expenses	4,137,631	11,649,470
Stock compensation - founder share transfer	—	1,462,650
Communications	650,560	254,608
Occupancy and equipment	211,347	76,324
Transfer fees	210,423	75,425
Bank charges	223,938	88,253
Bad debt	398,826	—
Intangible assets amortization	1,362,446	791,375
Other	324,358	185,840
TOTAL EXPENSES	15,773,893	18,270,309

LOSS FROM OPERATIONS	(4,917,281)	(14,268,826)

OTHER INCOME/(EXPENSE)
Interest income	1,996,399	1,195,081
Net gain on settlement	—	146,706
Loss on AtlasClear asset acquisition	—	(86,392,769)
Change in fair value, warrant liability derivative	184,594	—
Change in fair value, convertible note derivative	3,990,385	(3,585,902)
Change in fair value, long-term and short-term note derivative	12,369,120	(11,208,055)
Change in fair value, contingent guarantee	(839,775)	(3,256,863)
Change in fair value, non-redemption agreement	—	(164,626)
Change in fair value, WDCO sellers convertible notes	49,348	—
Change in fair value, earnout liability	929,000	(1,335,000)
Change in fair value, subscription agreement	(64,298)	(38,796)
Change in fair value, stock payable	232,793	985,072
Change in fair value, Tau agreement	(357,435)	—
Extinguishment of accrued expenses	—	879,473
Interest expense	(8,081,938)	(3,732,178)
TOTAL OTHER INCOME/(EXPENSE)	10,408,193	(106,507,857)

NET INCOME/(LOSS) BEFORE INCOME TAXES	5,490,912	(120,776,683)

Income tax (expense) benefit	259,381	569,736
NET INCOME/(LOSS)	$5,750,293	$(120,206,947)
Basic and diluted net income (loss) per share, redeemable common stock	$—	$(609.72)
Basic and diluted weighted average shares outstanding, redeemable common stock	—	18,500
Basic net income (loss) per share, non-redeemable common stock	$0.96	$(696.05)
Diluted net income (loss) per share, non-redeemable common stock	$(0.38)	$(696.05)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,987,645	178,651

The accompanying notes are an integral part of the consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED OR PERIOD ENDED JUNE 30, 2025 AND FOR THE PERIOD ENDED JUNE 30, 2024

			Stock	Additional		Total
	Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — December 31, 2023	83,854	$8	$—	$—	$(11,512,884)	$(11,512,876)

Common stock no longer subject to redemption	1,825	—	—	1,195,566	—	1,195,566

Common stock issued to settled vendor obligations	5,886	1	—	1,459,975	—	1,459,976

Stock Compensation Expense - Founder Shares transferred at closing	—	—	—	1,462,650	—	1,462,650

Founder Shares transferred at closing to non-redemption agreement holders	—	—	—	1,606,279	—	1,606,279

Founder Shares transferred at closing as consideration for Wilson Davis Acquisition	—	—	—	6,000,000	—	6,000,000

Founder Shares and warrants transferred to Secured convertible note holders	—	—	—	1,250,698	—	1,250,698

Shares issued to settle related party advances and promissory notes, net of deemed dividend	33,333	3	—	19,999,800	(15,422,234)	4,577,569

Shares issued as purchase consideration for the assets of AtlasClear, Inc.	74,000	7	—	44,399,993	—	44,400,000

Earnout shares granted as purchase consideration for the assets of AtlasClear, Inc.	—	—	—	31,347,000	—	31,347,000

Shares issued as deposit for the Commercial Bank acquisition	667	—	—	91,200	—	91,200

Shares issued as purchase consideration for the assets of Pacsquare	5,600	1	—	1,141,499	—	1,141,500

Shares issued as settlement of accrued interest	2,420	1	—	210,549	—	210,550

Accretion of Common Stock subject to Possible Redemption	—	—	—	—	(592,577)	(592,577)

Excise taxes related to redemptions	—	—	—	—	(539,471)	(539,471)

Net loss	—	—	—	—	(120,206,947)	(120,206,947)

Balance — June 30, 2024	207,585	$21	$—	$110,165,209	$(148,274,113)	$(38,108,883)

Shares issued as conversion of $4.58 million in principal on convertible notes	2,736,391	273	—	4,574,727	—	4,575,000

Shares issued as conversion of $0.5 million in principal and interest on secured convertible notes	258,678	26	—	509,523	—	509,549

Shares issued as conversion of $14.99 million in principal and interest on sellers short term, long term and merger financing	34,931,855	3,493	—	14,992,557	—	14,996,050

Shares issued to settled vendor obligations	11,085	1	—	66,503	—	66,504

Shares issued under stock promotion agreement	100,000	10	—	19,040	—	19,050

Common stock issued to for consulting services	203,625	20	—	44,321	—	44,341

Shares issued under Tau agreement settle through June 30, 2025	1,566,885	156	(41,089)	1,911,314	—	1,870,381

Commitment fee shares settled under the Tau agreement	7,698	1	—	81,191	—	81,192

Shares issued as purchase consideration for developed technology	8,333	1	—	122,299	—	122,300

Shares issued as deposit for purchase of Commercial Bank	36,070	4	—	43,641	—	43,645

Shares transferred by related parties as settlement for Company obligations under various financial instruments see Note 8	—	—	—	2,412,930	—	2,412,930

Shares issued for shares transferred by related party as repayment of shares transferred to cover Company obligations as noted above net of contributed capital for debt assumed (see Note 8)	49,574	5	—	(5)	—	—

Shares issued to related party as settlement for $803,860 in related party payable.	46,471	5	—	803,855	—	803,860

Shares issued to as additional consideration for delayed payment on merger financing notes	1,267	—	—	16,340	—	16,340

Rounding up for fractional shares in 1:60 reverse stock split	86	—	—	—	—	—

Net income	—	—	—	—	5,750,293	5,750,293

Balance — June 30, 2025	40,165,603	$4,016	$(41,089)	$135,763,445	$(142,523,820)	$(6,797,448)

The accompanying notes are an integral part of the consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR	FOR THE PERIOD
	ENDED	ENDED
	June 30,	June 30,
	2025	2024

Cash Flows from Operating Activities:
Net income (loss)	$5,750,293	$(120,206,947)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value, warrant liability derivative	(184,594)	—
Change in fair value, convertible note derivative	(3,990,385)	3,585,904
Change in fair value, long-term and short-term note derivative	(12,369,120)	11,208,055
Change in fair value, contingent guarantee	839,775	3,256,863
Change in fair value of non-redemption agreement	—	164,626
Change in fair value, WDCO sellers convertible notes	(49,348)	—
Change in fair value, earnout liability	(929,000)	1,335,000
Change in fair value, subscription agreement	64,298	38,796
Change in fair value, stock payable	(232,793)	259,893
Change in fair value, Tau agreement	357,435	—
Loss on AtlasClear asset acquisition	—	86,392,769
Fee on Secured convertible note	—	1,500,000
Fee on sellers notes	16,340	—
Interest expense on convertible notes	7,276,092	1,896,714
Transaction costs paid with stock	—	1,401,937
Stock based compensation	83,745	1,462,650
Other non-cash (gain) loss	693,552	—
Depreciation expense	16,080	7,565
Amortization of intangibles	1,362,447	791,375
Bad debt expense	398,826	2,474
Net lease payments	(2,432)	114
Interest earned on marketable securities held in Trust Account	—	(251,569)
Changes in operating assets and liabilities:
Marketable securities	—	6,820
Receivables from brokers & dealers	(2,846,319)	2,203,271
Receivables from customers	104,143	(303,486)
Receivables from others	18,981	(59,043)
Advances and Prepaid expenses	3,222	133,158
Cash deposits with clearing organization & other B/Ds	(750,000)	21,664
Other assets	(255,231)	49,041
Payables to customers	3,772,375	(5,124,740)
Payables to officers & directors	(487,491)	98,048
Payable to brokers & dealers	492,745	(12,903)
Accounts payable and accrued expenses	1,862,062	(1,066,430)
Commissions and payroll taxes payable	121,828	39,638
Trading deposits	50	—
Deferred tax liability	(315,549)	(43,484)
Net cash provided by (used in) operating activities	822,027	(11,212,227)

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	—	68,418
Investment of cash into Trust Account	—	(160,000)
Cash withdrawn from Trust Account in connection with redemption	—	53,947,064
Cash paid for purchase of Pacsquare	(125,000)	(500,000)
Cash paid for extension of bankcorp agreement	(20,000)	—
Cash received from acquisition of Wilson-Davis	—	33,333,876
Cash withdrawn from Trust Account for working capital purposes	—	1,195,565
Cash paid to Wilson Davis shareholders	—	(8,092,568)
Net cash provided by (used in) investing activities	(145,000)	79,792,355

Cash Flows from Financing Activities:
Proceeds from stock issuance	1,870,381	—
Proceeds from secured convertible note	—	6,000,000
Transaction costs financed	—	5,002,968
Repayment on subordinated debt	(20,000)	—
Repayment of promissory note	(226,075)	—
Advances from related party	—	1,052,300
Redemption of common stock	—	(53,947,064)
Net cash provided by (used in) financing activities	1,624,306	(41,891,796)

Net Change in Cash	2,301,333	26,688,332
Cash – Beginning	27,307,886	619,554
Cash – Ending	$29,609,219	$27,307,886

Supplementary cash flow information:
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Decrease in goodwill due to change in deferred tax liability	$1,564,200	$—
Shares issued under Tau agreement	$205,238	$—
Value of shares transferred by related parties to settle obligation	$2,412,930	$—
Shares issued for conversion on convertible notes	$4,575,000	$—
Shares issued for conversion of secured convertible notes	$509,549	$—
Shares issued to related party for settlement of accounts payable	$803,860	$—
Shares issued for conversion of principal and interest on short-term note	$5,366,979	$—
Shares issued for conversion of principal and interest on long-term note	$7,933,395	$—
Shares issued for conversion of principal and interest on merger financing	$1,695,676	$—
Shares issued for commercial bank acquisition extension	$43,645	$—
Initial value of derivative included in merger financing	$113,044	$—
Shares issued for stock payable	$27,100	$—
Promissory note issued under insurance premium	$489,381	$—
Prepaid stock based compensation	$19,050	$—
Shares issued to settled advances from related party and notes payable related party, net of deemed dividend	$—	$4,577,569
Transaction cost settled with subscription payable	$—	$2,386,851
Fair value of equity treated earnout in AtlasClear, Inc asset acquisition	$—	$31,347,000
Fair value of shares issued in AtlasClear, Inc asset acquisition	$—	$44,400,000
Fair value of liability treated earnout in AtlasClear, Inc asset acquisition	$—	$10,963,000
Fair value of shares transferred to Wilson Davis shareholders	$—	$6,000,000
Short term notes issued to Wilson Davis shareholders	$—	$5,000,000
Long term notes issued to Wilson Davis shareholders	$—	$7,971,197
Initial value of derivative liability on convertible notes	$—	$1,668,731
Fair value of shares transferred to Secured convertible note holders	$—	$1,250,698
Redeemable shares transferred to permanent equity	$—	$1,195,566
Non-redemption agreement re-classed to permanent equity	$—	$1,606,279
Shares issued to purchase Pacsquare	$77,300	$1,226,500
Shares issued as deposit for Commercial bank acquisition	$—	$91,200
Excise tax related to redemptions	$—	$539,471
Accretion of common stock subject to possible redemption	$—	$592,577
Accounts payable settled with shares	$—	$64,376
Interest settled with shares	$—	$210,550
Interest settled with shares transferred by related party	$—	$48,750

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

AtlasClear Holdings, Inc. (formerly known as Calculator New Pubco, Inc.) (the “Company” or “AtlasClear Holdings”) is a Delaware corporation and prior to the Business Combination (defined below), was a direct, wholly-owned subsidiary of Quantum FinTech Acquisition Corporation (“Quantum”). Quantum was incorporated in Delaware on October 1, 2020. Quantum was a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

On February 9, 2024 (the “Closing Date”), the Company consummated the previously announced transactions pursuant to that certain Business Combination Agreement, dated November 16, 2022 (as amended, the “Business Combination Agreement”), by and among the Company, Quantum, Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of the registrant (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of the registrant (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey. The transactions consummated as a result of the Business Combination Agreement are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination (the “Closing”), the Company changed its name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.” As a result, the operation history of Quantum survived the merger. Pursuant to the Business Combination Agreement, AtlasClear received certain assets from Atlas FinTech and Atlas Financial Technologies Corp., a Delaware corporation, and the Broker-Dealer Acquisition Agreement (as defined in the Business Combination Agreement), AtlasClear completed the acquisition of broker-dealer, Wilson-Davis & Co., Inc. (“Wilson-Davis”).

On February 16, 2024, AtlasClear and Pacsquare Technologies, LLC (“Pacsquare”) entered into a Source Code Purchase and Master Services Agreement (the “Pacsquare Purchase Agreement”). On June 10, 2025, AtlasClear entered into an amended Software Development and License Agreement with Pacsquare, pursuant to which AtlasClear purchased a proprietary data management platform that was developed by Pacsquare, including certain software and source code (the “AtlasClear Platform”).

AtlasClear Holdings’ goal is to build a cutting-edge technology enabled financial services firm that would create a more efficient platform for trading, clearing, settlement and banking, with evolving and innovative financial products such as crypto that focus on financial services firms. AtlasClear Holdings is a fintech driven business-to-business platform that expects to power innovation in fintech, investing, and trading.

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

The impact of the reverse stock split is summarized as follows:

●	The total number of issued and outstanding shares of common stock decreased from 12,455,157 to 207,585 as of June 30, 2024.
●	Earnings per share and other per-share data were adjusted proportionally to reflect the reverse stock split.
●	The reverse stock split had no impact on the Company’s total stockholders’ equity, net income, or overall financial condition.

Management believes that the reverse stock split was necessary to regain compliance with stock exchange listing requirements and improve marketability of the stock.

Going Concern

As of June 30, 2025, the Company had $29,609,219 in its bank accounts and a working capital deficit of $6,069,462.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. As such the Company has accrued for the estimated excise tax as a result of the redemptions that occurred after December 31, 2022. As of June 30, 2025, and June 30, 2024, the excise tax payable is $2,611,618 and $2,067,572, respectively. The June 30, 2025 balance includes $544,046 in penalties due to late filing and non payment of taxes as of June 30, 2025. As of the date of filing the Company has not paid the excise tax and as such the Company may be subject to interest and penalties which have been estimated and accrued.

Transition Period Comparative Data

On August 9, 2024, the board of directors of AtlasClear Holdings, Inc. (the “Company”) determined to change the Company’s fiscal year end from December 31 to June 30. Below is a summary of financial statements for the six-month transition period from January 1, 2024 to June 30, 2024 compared to the six month period ended June 30, 2023.

1.Consolidated Balance Sheets

	June 30,	June 30,
	2024	2023
ASSETS		(Unaudited)
Current assets
Cash and cash equivalents	$6,558,176	$1,132,900
Cash segregated - customers	20,548,972	—
Cash segregated - PAB	200,738	—
Receivables - broker-dealers and clearing organizations	1,333,306	—
Receivables - customers, net	823,784	—
Other receivables	64,842	—
Prepaid expenses	67,967	29,458
Trading securities, market value, net	55	—
Due from Atlas Clear	—	49,806
Total Current Assets	29,597,840	1,212,164

Operating lease right to use lease asset	326,336	—
Property and equipment, net	16,080	—
Customer list, net	14,150,856	—
Goodwill	7,706,725	—
Pacsquare asset purchase	1,726,500	—
Bank acquisition deposit	91,200	—
Cash deposits - broker-dealers and clearing organizations	3,515,000	—
Other assets	336,017	—
Marketable securities held in Trust Account	—	57,409,747
TOTAL ASSETS	$57,466,554	$58,621,911

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Payables to customers	$20,162,973	$—
Accounts and payables to officers/directors	686,579	—
Accounts payable and accrued expenses	5,393,912	5,181,488
Payables - broker-dealers and clearing organizations	4,915	—
Commissions, payroll and payroll taxes	273,386	—
Current portion of lease liability	149,499	—
Stock payable	259,893	—
Convertible notes, net	3,783,437	—
Secured convertible note, net	6,857,101	—
Promissory notes	852,968	—
Short-term merger financing, net	5,092,083	—
Contingent gurantee	3,256,863	—
Subscription agreement	2,425,647	—
Excise tax payable	2,067,572	—
Excise taxes payable	—	1,485,236
Stock payable - related party	55,087	—
Advance from related parties	—	1,968,116
Promissory note – related party	—	480,000
Total Current Liabilities	51,321,915	9,114,840

Accrued contingent liability	100,000	—
Long-term merger financing, net	7,606,561	—
Derivative liability - convertible notes	16,462,690	—
Derivative liability - warrants	307,656	307,656
Earnout - liability	12,298,000	—
Deferred income tax liability	5,245,886	—
Subordinated borrowings	1,950,000	—
Trading account deposit	100,000	—
Long-term lease liability	182,729	—
Total Liabilities	95,575,437	9,422,496

Commitments and Contingencies

Common stock subject to possible redemption	—	57,113,761

Stockholders’ Deficit
Preferred stock, $0.0001 par value;	—	—
Common stock, $0.0001 par value;	1,246	503
Additional paid-in capital	110,164,676	—
Accumulated deficit	(148,274,805)	(7,914,849)
Total Stockholders’ Deficit	(38,108,883)	(7,914,346)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$57,466,554	$58,621,911

2.Statements of consolidated Net Income (loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES
Commissions	$1,750,159	$—	$2,679,673	$—
Vetting fees	340,050	—	499,125	—
Clearing fees	624,550	—	756,393	—
Net gain/(loss) on firm trading accounts	6,390	—	10,046	—
Other revenue	9,650	—	56,246	—
TOTAL REVENUES	2,730,799	—	4,001,483	—

EXPENSES
Compensation, payroll taxes and benefits	1,355,058	—	2,386,837	—
Data processing and clearing costs	843,824	—	1,299,527	—
Regulatory, professional fees and related expenses	112,216	—	11,649,470	—
Stock compensation - founder share transfer	—	—	1,462,650	—
Communications	172,018	—	254,608	—
Occupancy and equipment	54,765	—	76,324	—
Transfer fees	54,807	—	75,425	—
Bank charges	52,077	—	88,253	—
Intangible assets amortization	337,911	—	791,375	—
Other	147,042	—	185,840	—
Operating and formation costs	—	577,313	—	1,485,122
TOTAL EXPENSES	3,129,718	577,313	18,270,309	1,485,122

LOSS FROM OPERATIONS	(398,919)	(577,313)	(14,268,826)	(1,485,122)

OTHER INCOME/(EXPENSE)
Interest income	587,637	8,458	938,802	8,458
Interest earned on marketable securities held in Trust Account	—	727,468	256,279	2,028,921
Gain on sale of assets	146,706	—	146,706	—
Net gain on settlement	—	829,853	—	829,853
Loss on AtlasClear asset acquisition	(17,845,813)	—	(86,392,769)	—
Change in fair value of warrant liability derivative	307,656	(184,594)	—	(123,062)
Change in fair value, convertible note derivative	(992,152)	—	(3,585,902)	—
Change in fair value, long-term and short-term note derivative	(3,101,057)	—	(11,208,055)	—
Change in fair value of non-redemption agreement	—	—	(164,626)	—
Change in fair value of Contingent guarantee	(3,256,863)	—	(3,256,863)	—
Change in fair value of earnout liability	(1,115,000)	—	(1,335,000)	—
Change in fair value of subscription agreement	(4,413,946)	—	(38,796)	—
Extinguishment of stock payable	985,072	—	985,072	—
Extinguishment of accrued expenses	114,199	—	879,473	—
Interest expense	(3,210,786)	—	(3,732,178)	—
TOTAL OTHER INCOME/(EXPENSE)	(31,794,347)	1,381,185	(106,507,857)	2,744,170

Income before provision for income taxes	(32,193,266)	803,872	(120,776,683)	1,259,048
Provision for income taxes	563,736	(318,313)	569,736	(581,118)
Net income	$(31,629,530)	$485,559	$(120,206,947)	$677,930

3.Statements of consolidated cash flow

	Six Months Ended June 30,
	2024	2023

Cash Flows from Operating Activities:
Net income (loss)	$(120,206,947)	$677,930
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of warrant liability derivative	—	123,062
Change in fair value of non-redemption agreement	164,626	—
Loss on AtlsClear asset acquisition	86,392,769	—
Change in fair value, convertible note derivative	3,585,904	—
Change in fair value, long-term and short-term note derivative	11,208,055	—
Interest expense on convertible notes	1,896,714	—
Transaction costs paid with stock	1,401,937	—
Stock based compensation	1,462,650	—
Change in fair value, earnout liability	1,335,000	—
Fee on Secured convertible note	1,500,000	—
Change in operating lease expense	68,727	—
Change in fair value, contingent guarantee	3,256,863	—
Interest earned on marketable securities held in Trust Account	(251,569)	(2,028,921)
Change in fair value, subscription agreement	38,796	—
Depreciation expense	7,565	—
Amortization of intangibles	791,375	—
Bad debt expense	2,474	—
Changes in operating assets and liabilities:
Due from Atlas Clear	—	(49,806)
Income taxes payable	—	44,118
Marketable securities	6,820	—
Receivables from brokers & dealers	2,203,271	—
Receivables from customers	(303,486)	—
Receivables from others	(59,043)	—
Advances and Prepaid expenses	133,158	4,194
Cash deposits with clearing organization & other B/Ds	21,664	—
Change in operating lease right-of-use assets	(11,713)	—
Other assets	49,041	—
Payables to customers	(5,124,740)	—
Payables to officers & directors	98,048	—
Payable to brokers & dealers	(12,903)	—
Deferred tax liability	(43,484)	—
Accounts payable and accrued expenses	(1,066,430)	443,812
Commissions and payroll taxes payable	39,638	—
Stock Loan	259,893	—
Change in operatin lease right-of-use asset	(56,900)	—
Receivables from brokers & dealers	—	—
Receivables from customers	—	—
Net cash provided by (used in) operating activities	(11,212,227)	(785,611)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	68,418	—
Investment of cash into Trust Account	(160,000)	(875,000)
Cash withdrawn from Trust Account in connection with redemption	53,947,064	1,015,001
Cash paid for purchase of Pacsquare	(500,000)	—
Cash received from acquisition of Wilson-Davis	33,333,876	—
Cash withdrawn from Trust Account for working capital purposes	1,195,565	148,523,642
Cash paid to Wilson Davis shareholders	(8,092,568)	—
Net cash provided by (used in) investing activities	79,792,355	148,663,643

Cash Flows from Financing Activities:
Proceeds from secured convertible note	6,000,000	—
Transaction costs financed	5,002,968	—
Repayment of advances from related party	—	(300,000)
Advances from related party	1,052,300	1,948,950
Redemption of common stock	(53,947,064)	(148,523,642)
Net cash provided by (used in) financing activities	(41,891,796)	(146,874,692)

Net Change in Cash	26,688,332	1,003,340
Cash – Beginning	619,554	129,560
Cash – Ending	$27,307,886	$1,132,900

Supplementary cash flow information:
Cash paid for income taxes	$—	$537,000

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to settled advances from related party and notes payable related party	$4,577,569	$—
Transaction cost settled with subscription payable	$2,386,851	$—
Fair value of equity treated earnout in AtlasClear, Inc asset acquisition	$31,347,000	$—
Fair value of shares issued in AtlasClear, Inc asset acquisition	$44,400,000	$—
Fair value of liability treated earnout in AtlasClear, Inc asset acquisition	$10,963,000	$—
Fair value of shares transferred to Wilson Davis shareholders	$6,000,000	$—
Short term notes issued to Wilson Davis shareholders	$5,000,000	$—
Long term notes issued to Wilson Davis shareholders	$7,971,197	$—
Common stock issued to settled vendor obligations	$64,376	$—
Fair value of shares transferred to Secured convertible note holders	$1,250,698	$—
Redeemable shares transferred to permanent equity	$1,195,566	$—
Non-redemption agreement re-classed to permanent equity	$1,606,279	$—
Shares issued to purchase Pacsquare	$1,226,500	$—
Shares issued as deposit for Commercial bank acquisition	$91,200	$—
Initial Classification of derivative liability – convertible notes	$1,668,731	$—
Interes settled with shares	$210,550	$—
Interest settled with shares transferred by related party	$48,750	$—
Cancellation of admin fees	$—	$120,000
Excise tax related to redemptions	$539,471	$1,485,236
Accretion of common stock subject to possible redemption	$592,577	$2,217,201

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

On August 9, 2024, the Company changed its fiscal year-end from December 31 to June 30. As a result, the prior year reflects a transition period of six months, from January 1, 2024, to June 30, 2024, as previously reported in our Form 10-KT filed with the SEC on October 16, 2024.

The current fiscal year covers the twelve-month period from July 1, 2024, to June 30, 2025. As such, the periods presented in this Form 10-K are not directly comparable due to the difference in reporting periods.

Where appropriate, we have included supplemental unaudited pro forma information and comparative commentary to aid in understanding period-over-period performance trends.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the private warrant liabilities, the fair value of the Subscription Agreement, the fair value of the derivatives included in the convertible notes, the secured convertible note, the merger financing, the short-term merger financing, the long-term merger financing, the fair value of the earnout liability, realization of deferred tax assets and the useful life of its intangible assets. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all operating accounts that hold money market funds held and short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Trading Securities

Securities held in the Company’s trading account and trading securities sold not yet purchased, consist primarily of over-the-counter securities and are valued based upon quoted market prices. The value of securities that are not readily marketable are estimated by management based upon quoted prices, the number of market makers, trading volume and number of shares held. Unrealized gains and losses are reflected in income in the financial statements.

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

Right-of-use assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when it is readily determinable. Since the Company’s leases do not provide implicit rates, to determine the present value of lease payments, management uses the Company’s estimated incremental borrowing rate based on the information available at lease commencement.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. The Company evaluated goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting unit using income models. The models contain significant assumptions and accounting estimates about discount rates, future cash flows, that could materially affect operating results or financial position if they were to change significantly in the future and could result in an impairment. The Company perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. As of June 30, 2025 and 2024, the carrying value of goodwill was $6,142,525 and $7,706,725, respectively, as described in Note 10.

Intangible Assets

Intangible assets are presented at fair value, net of amortization. The fair value is determined based on the appraised value of the asset. Intangible assets comprise of developed technology and customer relationships (See Note 10 and 12). Developed technology and customer list are amortized using the straight-line method over the ten-year and twelve-year estimated useful lives of the assets, respectively. As of June 30, 2025 and 2024, the carrying value of developed technology was $1,785,104 and $1,726,500, respectively. The carrying value of customer list was $12,932,106 and $14,150,856, respectively, as described in Note 10 and Note 12.

Impairment of Long-lived and Intangible Assets

In accordance with ASC 360-10 Property Plant and Equipment and ASC 350-10 Intangibles, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. The Company had no impairment charges during the year ended June 30, 2025. The Company recorded $17,845,813 of impairment charges included in loss on AtlasClear asset acquisition during the period ended June 30, 2024.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants that do not meet all the criteria for equity classification are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the private warrants was estimated using a Black-Scholes model approach (see Note 17).

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

Wilson-Davis also receives commissions on mutual funds purchased by customers. Wilson-Davis believes that the performance obligation is not satisfied until the mutual funds are purchased by customers and recognizes the commission revenue upon receipt from fund.

Wilson-Davis performs vetting services to customers that wish to convert restricted stock to eligible trading stock. In addition, Wilson-Davis charges clearing fees to another broker-dealer for which it clears trades. Wilson-Davis recognizes revenue as the related performance obligations are satisfied.

Wilson-Davis charges customers for wires and transfer agent fees. The customer is also charged for blue sheet fees, corporate actions, and ACATS fees. Wilson-Davis recognizes revenue as the related performance obligations are satisfied.

Wilson-Davis performs underwriting services for companies going public. The Company enters into an agreement detailing the services to be performed. The Company recognizes revenue when the shares of stock have been delivered and wire payments have been processed.

Wilson-Davis earns interest on its balances with its financial institution. Wilson-Davis recognizes the interest income at month end when the income ha been earned.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Income (loss) is allocated between redeemable and non-redeemable shares based on relative amounts of weighted average shares outstanding. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued and outstanding. For the year ended June 30, 2025 and the transition period ended June 30, 2024, the calculation excludes the dilutive impact of warrants because none would be issued under treasury method as the warrants exercise price is greater than the current price of the stock. For the transition period ended June 30, 2024, the dilutive shares were excluded as including them would be antidilutive. For the year ended June 30, 2025, the convertible financial instrument and other share obligations were included in the dilutive calculation under the as converted method, as such the number of shares were included as if the shares were issued on July 1, 2024 and the interest expense and the change in fair value associated with the financial instruments was adjusted from net income to determine the numerator and denominator.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	FOR THE YEAR ENDED	FOR THE TRANSITION PERIOD ENDED
	June 30, 2025	June 30, 2024
	Non-		Non-
	Redeemable	Redeemable	redeemable
Basic and diluted net income (loss) per share of Common Stock
Numerator:
Net income (loss)	$5,750,820	$(11,279,605)	$(108,927,342)
Deemed dividend	—	—	(15,422,431)
Allocation of net income (loss)	$5,750,820	$(11,279,605)	$(124,349,773)
Denominator:
Basic and diluted weighted average shares outstanding	5,987,645	18,500	178,651
Basic net income (loss) per share of Common Stock	$0.96	$(609.72)	$(696.05)

For the year ended June 30, 2025 and for the transition perioded ended June 30, 2024 the diluted net income (loss) per share of common stock was excluded as including them would result in anti-dilution.

The following table reflects the calculation of diluted net income (loss) per share of common stock (in dollars, except share amounts):

	FOR THE YEAR ENDED	FOR THE TRANSITION PERIOD ENDED
	June 30, 2025	June 30, 2024
	Non-		Non-
	redeemable	Redeemable	redeemable
Diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss),	$5,750,820	$(11,279,605)	$(124,349,773)
Change in fair value of financial instruments	(15,147,345)	—	—
Interest on dilutive instruments	7,148,116	—	—
Allocation of net income (loss), as adjusted	$(2,248,409)	$(11,279,605)	$(124,349,773)
Denominator:
Dilutive weighted average common stock outstanding	5,987,645	18,500	178,651
If converted shares	—	—	—
	5,987,645	18,500	178,651
Diluted net income (loss) per common stock	$(0.38)	$(609.72)	$(696.05)

For the year ended June 30, 2025, the numerator is adjusted for the interest expenses and other components to include the effect of the convertible securities under the as converted method at the beginning of the period. The adjustment to the numerator resulted in a net loss position. As such including the effect of convertible securities in a loss situation would make the loss per share smaller, which is misleading and considered antidilutive under U.S. GAAP. For the transition period ended June 30, 2024 the diluted net income (loss) per share of common stock was excluded as including them would result in anti-dilution.

Below is a summary of the dilutive instruments as of June 30, 2025 and 2024:

Description	June 30, 2025	June 30, 2024
Sellers Notes	15,103,895	14,012,965
Convertible notes	5,317,252	4,722,875
Secured convertible note	49,230,040	9,801,273
Subscription agreement	4,354,048	938,967
Tau agreement	35,282	—
Promissory note	6,215	379,375
Total Shares issuable under Convertible Note obligations – if converted total dilutive	74,046,732	29,855,455

Public Warrants	10,062,500	10,062,500
Private Warrants	5,553,125	5,553,125
Secured convertible note warrants	600,000	600,000
Total excluded under treasury method – out of the money	16,215,625	16,215,625

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Coverage of $250,000. The Company has not experienced losses on these accounts. The Company’s cash is deposited at two financial institutions. At June 30, 2025, the Company had approximately $7,278,320 in excess of the FDIC limit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities, convertible notes derivative liability and the earnout out liability (see Note 17).

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

Risk Management

Transactions involving financial instruments involve varying degrees of market, credit and operating risk. The Company monitors its exposure to risk on a daily basis.

Market Risk

Market risk is the potential change in value of the financial instrument caused by unfavorable changes in interest rates and equity prices. Management is responsible for reviewing trading positions, exposure limits, profits and losses, and trading strategies. In the normal course of business, the Company purchases, and makes markets in non-investment grade securities. These activities expose the Company to a higher degree of market risk than is associated with investing or trading in investment grade instruments.

Operating Risk

Operating risk focuses on the Company’s ability to accumulate, process and communicate information necessary to conduct its daily operations. Deficiencies in technology, financial systems and controls and losses attributable to operational problems all pose potential operating risks. In order to mitigate these risks, the Company has established and maintains an internal control environment which incorporates various control mechanisms throughout the organization. In addition, the Company periodically monitors its technological needs and makes changes as deemed appropriate.

Credit Risk

Wilson-Davis’s transactions with customers and other broker dealers are recorded on a trade date basis and are collateralized by the underlying securities. Wilson-Davis’s exposure to credit risk associated with nonperformance by customers or contra brokers is impacted by volatile or illiquid trading markets. Should either the customers or other broker dealers fail to perform, Wilson-Davis may be required to complete the transactions at prevailing market prices. Wilson-Davis manages credit risk by monitoring net exposure to individual counterparties on a regular basis. Historically, reserve requirements arising from instruments with off-balance sheet risk have not been material.

Receivables and payables with clearing and other broker dealers are generally collateralized by cash deposits. Additional cash deposits are requested when considered necessary by the clearing organization or contra broker dealer.

Customer transactions are primarily entered in cash accounts. Wilson-Davis maintains a few customer margin accounts which exposes the company to credit and market risks. However, this risk is minimized by Wilson-Davis requirement that margin accounts must maintain at least a 4:1 ratio of securities to margin obligations.

Concentrations of credit risk that arise from financial instruments (whether on or off-balance sheet) exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet obligations to be similarly affected by economic, industry or geographic factors.

Recent Accounting Standards

Beginning in 2025 annual reporting, the Company adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) that was issued by the Financial Accounting Standards Board (FASB). This new standard requires an enhanced disclosure of significant segment expenses on an annual basis. Management has determined that there is only one reportable operating segment. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer who reviews the assets, operating results, and financial metrics for the company.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09. We are currently evaluating the provisions of this.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, a new standard to expand disclosures about income statement expenses. The guidance requires disaggregation of certain costs and expenses included in each relevant expense caption on the income statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The standard will be effective for annual periods beginning after December 15, 2027. We are currently evaluating the provision of this ASU.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. CASH SEGREGATED IN ACCORDANCE WITH FEDERAL REGULATIONS

The Wilson-Davis is required by Rule 15c3-3 of the Securities and Exchange Commission to maintain a cash reserve with respect to customers’ transactions and credit balances, on a settlement date basis. Such a reserve is computed weekly using a formula provided by the rule and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of June 30, 2025 and 2024, was calculated to be $20,890,603 and $19,326,300, respectively. Wilson-Davis had $21,175,129 and $19,677,378, respectively, cash on deposit in the reserve account, which was $284,526 and $351,078, respectively, more than the amount required. On July 1, 2025, Wilson-Davis deposited $225,000 to the reserve account in accordance with the rule which resulted in an excess of $509,526.

Wilson-Davis is required by Rule 15c3-3 of the Securities and Exchange Commission to maintain a cash reserve with respect to broker-dealer transactions and credit balances. Such a reserve is computed weekly using a formula provided by the rule and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of June 30, 2025 and 2024, was calculated to be $100,000. As of June 30, 2025 and 2024, Wilson-Davis had $200,575 and $200,738, respectively, cash on deposit in the reserve account, which was $100,575 and $100,738, respectively, more than the amount required.

NOTE 4. NET CAPITAL REQUIREMENTS

As a broker dealer, Wilson-Davis is subject to the uniform net capital rule adopted and administered by the Securities and Exchange Commission. The rule requires maintenance of minimum net capital and prohibits a broker dealer from engaging in securities transactions at a time when its net capital falls below minimum requirements, as those terms are defined by the rule. Under the alternative method permitted by this rule, net capital shall not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. Also, the Wilson-Davis has a minimum requirement based upon the number of securities’ markets that the Company maintains. At June 30, 2025 and 2024, the Company’s net capital was $11,190,362 and $10,437,312, respectively which was $10,940,362 and $10,187,312, respectively in excess of the minimum required.

NOTE 5 – CASH AND RESTRICTED CASH

Reconciliation of cash and restricted cash as shown in the statements of cash flows is presented in the table below:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$7,533,690	$6,558,176
Cash segregated - customers	21,874,954	20,548,972
Cash segregated - PAB	200,575	200,738
Total cash and restricted cash shown in the statement of cash flows.	$29,609,219	$27,307,886

NOTE 6 – RECEIVABLES & PAYABLES WITH BROKER DEALERS AND CLEARING ORGANIZATION

Amounts receivable and payable with broker dealers and the clearing organization include:

	June 30, 2025	June 30, 2024
Due from clearing organizations, net	$4,021,151	$1,094,453
Fails to deliver and receive	158,474	238,853
Total receivables	$4,179,625	$1,333,306

Due from clearing organizations, net	$481,006	$3,003
Fails to deliver and receive	16,654	1,912
Total payables	$497,660	$4,915

No losses were recognized on the receivables from broker dealers or clearing organizations during the year ended June 30, 2025 or during the transition period ended June 30, 2024.

Accounts receivable from and payable to customers at June 30, 2025, include cash and margin accounts. Securities owned by customers are held as collateral for any unpaid amounts. Such collateral is not reflected in the financial statements. The Company provides an allowance for credit losses, as needed, for accounts in which collection is uncertain. Management periodically evaluates each account on a case-by-case basis to determine impairment. Accounts that are deemed uncollectible are written off to bad debt expense. Bad debt expense net of bad debt recoveries and trading error adjustments for the year ended June 30, 2025 was $396,826, and for the transition period ended June 30, 2024 was $15,000.

NOTE 7 – PROPERTY AND EQUIPMENT

Depreciation expense for the year ended June 30, 2025, was $16,080 and for the transition period ended June 30, 2024 was $7,565. The Company acquired the below on February 9, 2024, in connection with the closing of the business combination with Wilson-Davis, see Note 11 for further detail. Property and equipment are summarized by major classifications as follows:

	June 30, 2025	June 30, 2024
Equipment	$150,202	$150,202
Leasehold improvements	89,087	89,087
Software	85,042	85,042
Furniture and fixtures	51,717	51,717
	376,048	376,048
Less: Accumulated depreciation and Amortization	(376,048)	(359,968)
	$—	$16,080

NOTE 8. RELATED PARTY TRANSACTIONS

Related Party Share Issuance/Transfers

During the month of July 2024, Quantum Ventures LLC (“Quantum Ventures” or the “Sponsor”) and AtlasFinTech transferred 1,558,923 and 991,665 pre reverse split shares, respectively for total contributed shares of 2,550,588 or 42,510 post reverse split shares recorded as contributed capital for $2,412,930. The Company recorded contributed capital for the value of the liabilities settled with their personal shareholding. The contributed capital recognized was$21,299 in interest paid in shares for Promissory Notes, $217,397 in interest for Secured Convertible Note, $400,000 of principal under the Chardan convertible note along with $212,803 in interest paid for the Chardan convertible note, $351,141 in interest for Short and long term Notes and $1,210,290 for payment under the contingent obligation to sellers.

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

In the quarter ended March 31, 2025, AtlasFinTech transferred some of its shares to Tau to provide the Company with funding as the Company no longer had registered shares available. The value of the shares resulted in $177,334 of value contributed to the Company. As a result, the board approved the issuance of 27,282 shares to renumerate AtlasFinTech resulting in a net zero impact to the Company.

Advances from Related Parties

As of December 31, 2023 and 2022, a related party had advanced $3,104,097 and $319,166, respectively, to the Company. Through February 9, 2024, the Co-Sponsors advanced an additional $1,052,300 for an aggregate of $4,156,397 advanced to the Company and offset the balance by $58,828 in receivable from Co-Sponsor. On February 9, 2024, upon the Closing of the Business Combination, the advances from related party, the related party loan of $480,000 as described below and the $58,828 receivable from related party was settled with the issuance of 33,333 shares post reverse-split settling a total of $4,636,397 in liabilities and $58,828 in receivables. The value of the shares granted was based on $60 per share resulting in a deemed dividend to the related party of $15,422,431.

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

On June 30, 2025, a director of the Company advanced $20,000 to cover the Company Bancorp acquisition extensions payments. The amount remains unpaid and is included in account payable.

As of June 30, 2025 $164,088 of payables to former officers and directors prior to the Business Combination are included in Advances to from related party.

Founder Shares

The sale of the Founders Shares to the Company’s directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 4,083 post reverse-split shares granted to the Company’s directors and director nominees was $1,462,650 or $358.2 per share post split. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. The transaction closed on February 9, 2024 the transaction was recognized as of February 9, 2024.

Related Party Loans

On March 14, 2022, the Company issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. The note bore no interest and was payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of an initial business combination. The note was required to be repaid in cash at the Closing and was not convertible into Private Warrants. The promissory note was past due as of December 31, 2023 and on February 9, 2024, upon the Closing of the Business Combination, the unsecured promissory note was settled with the issuance of 33,333 shares post reverse-split (see above.)

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

Earnout Liability

In connection with the Closing, and pursuant to the terms of the Business Combination Agreement, stockholders of AtlasClear (the “AtlasClear Stockholders”) received merger consideration (the “Merger Consideration Shares”) consisting of 4,440,000 shares pre reverse split or 74,000 post reverse split of common stock of the Company, par value $0.0001 per share (the “Common Stock”). In addition, the AtlasClear Stockholders will receive up to 5,944,444 shares of Common Stock (the “Earn Out Shares”) upon certain milestones (based on the achievement of certain price targets of Common Stock following the Closing). In the event such milestones are not met within the first 18 months following the Closing, the Earn Out Shares will not be issued. Atlas FinTech will also receive up to $20 million of shares of Common Stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for five years following the Closing, with no catch-up between the years. The Earn Out provision was analyzed under ASC 480 and ASC 815. The Software Products Earn Out Shares Payments in this transaction are within the scope of ASC 480 and therefore will be accounted for as a liability and included in the purchase price consideration. The revenue earnout was estimated using a Monte Carlo simulation to determine if and when the revenue hurdles would be achieved. The revenue volatility and revenue to equity correlation was based upon the same guideline public companies. The Monte Carlo simulation was performed simultaneously on both the share price and revenue to account for the correlation between revenue and equity. As of June 30, 2025 and 2024 the fair value of the earnout liability was $11,369,000 and $12,298,000, respectively. See Note 17 Fair Value Measurements for additional information.

Business Combination Marketing Agreement and Chardan Note

In connection with the Closing on February 9, 2024, the Company and Chardan agreed that the fee, in the amount of $7,043,750, payable by the Company to Chardan upon the Closing pursuant to the terms of the business combination marketing agreement entered into in connection with Quantum’s initial public offering, would be waived in exchange for the issuance by the Company to Chardan of a convertible promissory note in the aggregate principal amount of $4,150,000. Additionally, the Company entered into a settlement and mutual release with Chardan which amended the original note to a principal amount of $5,209,764. As of June 30, 2025 $4,250,000 of the amount were converted to shares of Common Stock and subsequently through September 19, 2025 the remaining $959,764 in principal was converted to Common Stock and settled paid in full.

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

On October 23, 2024, the Company, Quantum Ventures, Chardan and Chardan Quantum LLC entered into an agreement pursuant to which they settled the claim referenced above, and any and all related claims (the “Settlement Agreement”). In connection with the Settlement Agreement, Chardan exchanged the Original Chardan Note for an amended non-interest bearing, convertible note in the aggregate principal amount of $5,209,764 (as amended the “Chardan Note”). While the Chardan Note does not bear interest, it can be converted from time to time by Chardan, in whole or in part, into shares of Common Stock at the election of the holder at any time at a conversion price equal to 90% of the VWAP of the Common Stock for the trading day immediately preceding the applicable conversion date which was on terms substantially similar to the conversion provisions in the Original Chardan Note, and any remaining outstanding principal is to be repaid in full on the same maturity date as the Original Chardan Note.

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

During the year ended June 30, 2025, the Company received conversion notices for an aggregate principal amount of $4,975,000, and received a total of 2,744,623 post reverse split shares of Common Stock, of which 6,113 post reverse split were registered shares transferred from Quantum Ventures and 2,119 post reverse split were registered shares transferred from Atlas FinTech, (see Note 8 Relate Party Transactions- related party shares issuance/transfers above), and 2,736,391 post reverse split were newly issued registered shares. During the year ended June 30, 2025, Quantum Ventures transferred 2,427 post reverse split and Atlas Fintech transferred 877 post reverse split registered shares to pay for accrued interest of $212,803.

During year ended June 30, 2025, the Company recognized $137,872 in interest expense on the principal and $1,772,558, of interest related to the amortization of the debt discount created with the derivative liability.

As of June 30, 2025, the principal balance on the note was $959,764 and $240,897 of unamortized remaining discount for total carrying balance of $718,867. See Note 17 for additional information on the fair value and change in fair value related to the derivative.

Commercial Bancorp

On November 14, 2024, the Company and Commercial Bancorp agreed to amend the agreement and plan of merger, dated November 16, 2022 (as amended, the “Bank Acquisition Agreement”), to extend the termination date of the Bank Acquisition Agreement from November 16, 2024, to May 14, 2025. Pursuant to the amendment, the parties expect to enter into a new and mutually agreed agreement for the Company to acquire the shares held by such shareholders of Commercial Bancorp. No Commercial Bancorp shareholder is required to agree to such amended or new agreement. Failure to enter into a new agreement or amendment to the Bank Acquisition Agreement shall constitute termination of the Bank Acquisition Agreement without liability. The Company was to issue to the shareholders of Commercial Bancorp, without additional compensation, 8,333 shares of common stock and the previously issued 667 shares to the Commercial Bancorp shareholders were to be cancelled. The shares were not issued timely and as a result the Company agreed to issue 36,070 shares due to the drop in stock value during the delay. The 36,070 shares were issued on March 13, 2025 and were valued at $43,645 based on the trading price of the Common Stock of $1.21 on March 13, 2025. The value of the shares issued was recorded as a deposit towards the acquisition of Commercial Bancorp. The extension period terminated on May 14, 2025, as such the Company has agreed to pay $5,000 cash payment for each two-week extension. As of June 30, 2025, the Company paid $20,000 in cash and extended the agreement until July 9, 2025. As of the date of filing the Company has paid and additional $30,000 to extend until October 1, 2025.

Expense Settlements

●	Carriage House Capital, Inc. – up to 5,833 shares of Common Stock that were issued, or may become issuable, to Carriage House Capital, Inc. (“Carriage”), pursuant to the Consulting Agreement, dated as of February 19, 2024, between Carriage and the Company (the “Carriage Agreement”), as partial consideration for consulting services rendered to the Company, at the price per share of $298.80 on the day of issuance. The total consideration due under the Consulting Agreement is 5,833 shares of Common Stock, 1,6677 shares of which were due upon signing of the contract and 4,166 shares of which were due. On February 9, 2024, 1,667 shares were issued, and were valued at $298.80 per share as agreed upon consideration. As of June 30, 2024 the 4,166 unissued shares were recorded at fair value of $259,893 at $62.38 per share based on the closing price on June 30, 2025. On January 15, 2025 the Company issued the remaining 4,166 shares under the agreement and valued at the closing price on the date of issuance of $6.50 per share resulting in settlement of the stock payable at $27,100, and recognized the change in fair value of the stock payable of $232,793.
●	Interest Solutions, LLC –2,408 shares of Common Stock that may become issuable to Interest Solutions, LLC (“Interest Solutions”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $120. Accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum and mature on February 9, 2026. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the year ended June 30, 2025 the Company recognized $35,652 in interest expenses. Quantum Ventures transferred registered shares to pay for $9,011 in accrued interest. As of June 30, 2025 and June 30, 2024, there is $315,549 and $288,908 included in Promissory note payable.
●	JonesTrading Institutional Services LLC –3,283 shares of Common Stock that may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $120. Accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum and mature on February 9, 2026. Until all payments have been made to the Wilson-Davis Sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the year ended June 30, 2025 the Company recognized $48,617 in interest expenses and the Quantum Ventures transferred 101 registered shares to pay for $12,288 in accrued interest. As of June 30, 2025 and June 30, 2024, there is $430,295 and $393,966 included in Promissory note payable.
●	Toppan Merrill LLC – the Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note is February 8, 2026 and the note accrues interest at a rate of 13% per annum. The principal and interest payments due under the note is not payable in shares of Common Stock. During the year ended June 30, 2025 the Company recognized $15,694 in interest expenses. As of June 30, 2025 and June 30, 2024, there was $185,788 and $170,094, respectively, included in Promissory note payable.
●	Winston & Strawn LLP – up to $2,500,000 in shares of Common Stock that may become issuable to Winston & Strawn LLP (“Winston & Strawn”), pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”). Pursuant to the Winston Agreement, the Company may issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. As of June 30, 2025 and June 30, 2024, the amount is included in Subscription agreement as an liability of $2,489,945 and $2,425,647, respectively. Due to the nature of the settlement terms, the subscription agreement was deemed to be a derivative liability to the Company as of June 30, 2024 under ASC 480. Change in fair value of the subscription agreement are measured at each reporting period with change reported in earnings. See valuation approach and further disclosure on Note 17.
●	Outside The Box Capital Inc. –6,919 shares of Common Stock that were issued to Outside The Box Capital Inc. (“OTB”), pursuant to a Marketing Services Agreement, as payment in shares for services rendered to the Company the shares were valued at the closing price on the date of issuance of $5.70 per share resulting in compensation expense of $39,404.
●	Locbox Technologies, Inc. – 203,425 shares of Common Stock that were issued to Lockbox Holdings (“LCBX”), pursuant to a Software As A Services License Agreement, as payment in shares for services rendered through June 30, 2025. The shares were valued at the closing price on the date of issuance of $0.2053 per share resulting in compensation expense of $41,763. The Company shall pay LCBX $20,000 per month, of which the Company has the option to pay in cash or stock. If paid in stock the company shall use 90% of the five day VWAP of the last trading of the preceding month. The parties agreed to a 9.9% blocker for maximum equity ownership, if LCBX is blocked from receiving shares as payment cash must be paid. In the event cash is not paid timely a 13% interest charge will apply on the amount outstanding. At the end of the twelve month term, the Company shall have the right to acquire 5% of LCBX at a $10,000,000 valuation, approximately a $500,000 investment by the Company. LCBX agrees to credit 50% of the total license fees paid by ATCH through the term towards the acquisition.
●	Stock Promotion Agreement. – On June 23, 2025, 100,000 shares of Common Stock were issued to an individual third party pursuant to a Stock Promotion Agreement for a six month service period. The shares were valued at the closing price on the date of issuance of $0.1905 per share resulting in value of $19,050 which was recorded as a prepaid and will be expensed over the six months service period. There are no performance obligations and upon termination of agreement compensation remains due as such the valuation date was deemed to be the date of issuance.
●	Longside Ventures LLC – 200,000 shares of Common Stock that were issued or to be issued to Longside Ventures LLC. (“Longside”), pursuant to a Services Agreement, dated as of August 29, 2025 as payment in shares for strategic communications, and corporate advisory services to be rendered to the Company. 100,000 shares were issued upon execution of the agreement and the other 100,000 will be paid on the one-month anniversary thereof.

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

The Funicular Note has a stated maturity date of November 9, 2025. Interest accrues at a rate per annum equal to 12.5%, and is payable semi-annually on each June 30 and December 31. On each interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind by increasing the principal amount of the Funicular Note. In the event of an Event of Default (as defined in the Funicular Note), in addition to Funicular’s other rights and remedies, the interest rate would increase to 20% per annum. The Funicular Note is convertible, in whole or in part, into shares of Common Stock at the election of the holder at any time at an initial conversion price of $10.00 per share pre reverse split or $600 post reverse split (the “Conversion Price”). The Conversion Price is subject to adjustment monthly to a price equal to the trailing five-day VWAP, subject to a floor of $2.00 per share pre reverse split or $120 post reverse split (provided that if the Company sells stock at an effective price below $2.00 per share pre reverse split or $120 post reverse split, such floor would be reduced to such effective price, which is now determined to be $0.15), and is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. The Company has the right to redeem the Funicular Note upon 30 days’ notice after the earlier of August 7, 2024 and the effectiveness of the Registration Statement (as defined in the Funicular Note), and Funicular would have the right to require the Company to redeem the Note in connection with a Change of Control (as defined in the Note), in each case for a price equal to 101% of the outstanding principal amount of the Note plus accrued and unpaid interest. The Funicular Note contains covenants which, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, incur additional liens and sell its assets or properties.

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

Funicular Amendment

On January 7, 2025, the Company and Funicular Funds, LP (“Funicular”) entered into an Amendment, Waiver and Consent (the “Amendment”). Pursuant to the Amendment, the Company and Funicular agreed to certain amendments to the secured promissory note, in the original principal amount of $6 million (the “Secured Note”), and the registration rights agreement (the “Funicular RRA”), in each case entered into between them on February 9, 2024, including an extension of the maturity date of the Secured Note from November 9, 2025 to January 31, 2028. In addition, Funicular agreed to waive certain defaults by the Company under the Secured Note and the Funicular RRA and consented to the transactions contemplated by the Purchase Agreement. The Company and the Investor agree that (a) as of December 31, 2024, the aggregate principal amount of the Note, including all accrued interest through such date (all of which has been added to the principal amount as payment-in-kind) and the aggregate amount of all Registration Delay Payments through such date, is $9,357,195, and (b) effective as of January 1, 2025, the Note will accrue interest at the rate of 12.5% per annum specified in the Note, and not at the default rate of 20% per annum.

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

During the year ended June 30, 2025, the Company received notice to convert principal and interest totaling $509,549 resulting in the issuance of 258,678 shares.

During the year ended June 30, 2025, the Company incurred an additional $600,000 in fees due to delays in the registration statement and the unpaid interest of $1,831,819 was applied to the principal balance for a total principal balance of $9,422,271 as of June 30, 2025.

For the year ended June 30, 2025, the Company recognized $1,720,449, of interest expense on the principal and $457,922 of interest related to the amortization of the debt discount issued with the note. As of June 30, 2025, the carrying value of the notes was $8,909,070 net of discount of $513,201. During the year ended June 30, 2025 the Quantum Ventures transferred 368,004 pre reverse split or 6,133 post reverse split registered shares to pay for interest of $217,373.

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

During the year ended June 30, 2025, the Company received conversion notice for a total $5,000,000 in short term loan principal and $366,979 of short term loan interest, and long term loan principal of $6,995,624 and $937,773 of long term interest. In addition the Company received conversion notice for a total of $1,439,586 in Merger Financing as discussed below and $256,091 of Merger Financing interest receiving a total of approximately 34,931,855 shares of common stock newly issued registered shares. During the year ended June 30, 2025, the company recognized $366,978 in interest expense on the short-term principal, $969,473 in interest expense on the long-term principal and $594,370 of interest related to the amortization of the debt discount on long-term loan created with the derivative liability. During the year ended June 30, 2025 the Quantum Ventures transferred 6,133 registered shares to pay for accrued interest of $92,083 on short-term loan and $98,483 on long-term loan. As of June 30, 2025 the principal balance and accrued interest of short-term loan was fully settled with shares in agreed upon conversion terms. As of June 30, 2025 the principal balance on the long-term loan was $975,573 and $31,706 in accrued interest less of $27,167 of unamortized debt discount for total principal balance of $980,112 in long-term loans. The loan matures on February 9, 2026, as such the long term loan has been included in current liabilities.

As of September 19, 2025 both the short term and long terms Seller’s Notes have been paid in full. See subsequent event Note 19 for further detail.

Contingent Guarantee

In connection with the acquisition of Wilson-Davis, Founder shares were transferred to cover a cash deficit of $4,000,000. The agreement has a make-whole provision that is required to be accounted for under ASC 480. The Company has valued the obligation as of June 30, 2024 based on the cash value that would need to be renumerated by the Company. The value of the cash that would be paid was deemed to be the fair value of the contingent guarantee. As of February 9, 2024, the 885,010 shares transferred by the Founder were valued at $8,850,100 which was greater than the $4,000,000 guaranteed value as such the value of the guarantee was deemed to be zero on February 9, 2024. As a result of the decrease in stock prices through June 30, 2024, the Sellers recovered $743,137 in cash through sales of the shares transferred resulting in the value of the liability as of June 30, 2024 to be $3,256,863.

During the year ended June 30, 2025, the Atlas FinTech agreed to transfer 1,234,990 in registered shares to the sellers under the contingent guarantee, resulting in a reduction in the contingent guarantee of $1,210,290 based on the fair value of the shares transferred on the transfer date.

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

During the year ended June 30, 2025, the Company received notice to convert $1,439,586 in principal and $256,091 in interest, see Sellers Note above for total shares issued to convert principal and interest on all conversion notices received from the Sellers.

Under ASC 815 the conversion feature was bifurcated resulting in a conversion liability of $113,044 for the Merger Financing and at issuance. For the year ended June 30, 2025, the Company recognized $307,801 in interest expense on the principal and $88,830 of interest related to the amortization of the debt discount created with the derivative liability. The carrying balance as of June 30, 2025, net of principal converted to shares of $1,439,586, is $1,618,575, net of $24,215 in unamortized debt discount. See Note 17 for additional information on the fair value of the derivative.

Line of Credit

Wilson-Davis has a $10,000,000 revolving line of credit with BMO Harris Bank N.A. The interest rate is determined at the time of borrowing as agreed by the Company and the bank. The line of credit currently provides for interest at the bank’s overnight rate plus 1.5% and is secured by Wilson-Davis’ assets. In addition, the line of credit carries an interest rate of 0.5% on its unused portion. The interest cost was $50,833 for the year ended June 30, 2025. The Company did not have an outstanding balance on the line of credit as of June 30, 2025. The line of credit contains certain loan covenants and advances on the line of credit are payable on demand. Management believes the Company was in compliance with applicable covenants as of June 30, 2025.

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

As both the Commitment Amount and Commitment Fee were issued in a single transaction and are both remeasured to fair value through earnings in each subsequent reporting period, the proceeds received should be allocated to each freestanding financial instrument on a relative fair value basis. As such, as of June 30, 2025 the Company requested advance notices for a total of $2,093,822 which resulted in approximately 1,615,168 shares to be sold by Tau. Tau sold and settled 1,574,263 shares, of which 7,378 were shares transferred by a related party and 1,566,885 were shares issued by the Company, under the ELOC resulting in $1,911,472 of proceeds under the ELOC of which $41,089 remain as stock receivable. Tau purchased the shares from the Company at $2,116,710 resulting in a realized gain of $22,888. As of June 30, 2025, 35,282 all shares issued to Tau towards have been settled.

See Note 17 for additional information regarding the fair value method applied to the ELOC agreement and related disclosures.

Subordinated Loan Agreements

Previously, the Company entered into six subordinated loan agreements totaling $650,000, all of which are payable to former officers and directors of the Company. The agreements renew annually and provide for interest at 5% per annum.

To provide the additional capital needed, Wilson-Davis’ former officers and directors, and investors, funded $1,300,000 in subordinated demand notes in October 2023. The notes matured in October 2024 and were renewed to mature in October 2025 at an interest rate of 8% per annum, payable quarterly. One of the notes ($20,000) was not renewed and paid in full during October 2024.

The Company anticipates that all remaining notes will be renewed for additional one-year periods, unless circumstances or Company requirements change. The loan principal is unsecured and subordinated in right of payment to all claims of present and future creditors of the Company.

The subordinated loan agreements have been approved by the Financial Industry Regulatory Authority (FINRA) and are available for computing net capital under the Securities and Exchange Commission’s uniform net capital rule (see note 4). To the extent that the borrowings are required for compliance with the minimum net capital requirements, they may not be repaid.

Hanire Purchase Agreement

On December 31, 2024, the Company and Hanire, LLC (“Hanire”) entered into a securities purchase agreement (the “Hanire Purchase Agreement”) for the purchase and sale, in a private placement, of (i) up to 333,333 shares (the “Shares”) of Common Stock, at a purchase price of $15.00 per share (after giving effect to the 1-for-60 reverse stock split), and (ii) a convertible promissory note (the “Hanire Note”) in the principal amount of up to $40 million (plus any amount by which the aggregate purchase price paid by Hanire for the Shares is less than $5 million as a result of the Share Limit, as defined below). To the extent the number of Shares to be purchased by Hanire at the Hanire Closing would cause Hanire to own more than 19.9% of the Company’s outstanding voting stock, the number of Shares will be reduced such that the number of Shares is equal to 19.9% of the total outstanding voting stock (the “Share Limit”). The consummation of the issuance and sale of the Shares and the Hanire Note (the “Hanire Closing”) was to occur at such time as agreed to by the Company and Hanire on or before January 31, 2025 (subject to extension by up to 15 days by Hanire), subject to customary closing conditions. On June 30, 2025, the note was amended so that closing shall occur no later than June 30, 2025 (subject to extension by up to 7 days of written notice of the Investors given on or prior to June 30, 2025. As of June 30, 2025, Hanire had not yet been funded under this agreement and thereby did not close. The agreement is contingent on funding and therefore has no accounting implications until funded

The Hanire Note will provide for Hanire to loan funds, up to the aggregate maximum principal amount of the Hanire Note, in tranches, as follows: (i) $5 million (plus any amount by which the aggregate purchase price paid by Hanire for the Shares is less than $5 million as a result of the Share Limit) at the Hanire Closing, (ii) $12.5 million upon the Company securing a settlement of amounts outstanding to the principal owners of Wilson-Davis, (iii) $7.5 million at such time as the Company files a quarterly report on Form 10-Q or annual report on Form 10-K that shows that the Company has achieved positive net income on a consolidated basis in the most recent reporting period, and (iv) $15.0 million at such time as the Company receives approval from all regulatory authorities to acquire Commercial Bancorp. Unpaid principal amounts under the Hanire Note will accrue simple interest at a rate of 12.0% per annum, payable commencing three months after the initial draw and thereafter quarterly until the maturity date of January 31, 2028. The unpaid principal amount and all accrued interest under the Hanire Note is convertible at any time after certain conditions are met (including receipt of stockholder approval for the issuance of shares upon conversion), at the option of Hanire, into shares of Common Stock (the “Conversion Shares”) at a conversion rate equal to 60% of the volume-weighted average price of the Common Stock for the 20-consecutive trading day period immediately prior to the conversion date. The Company registered the resale by Hanire of up to 333,333 shares of Common Stock.

On September 12, 2025, the Company received $100,000 as a good faith deposit towards the Hanire Purchase Agreement. An amendment to the Hanire Purchase Agreement is currently being negotiated. See subsequent event Note 19 for further detail.

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

Wilson-Davis

On February 27, 2018, an extended hearing panel of the Department of Enforcement of the Financial Industry Regulatory Authority, Inc. (“FINRA”), Office of Hearing Officers, issued its decision ordering fines aggregating $1.47 million for violations of the applicable short sales and anti-money laundering rules. Wilson-Davis appealed the decision to the National Adjudicatory Council (“NAC”). On December 19, 2019, NAC issued its decision ordering that the fines be reduced by $205,000 to an aggregate $1.265 million. Wilson-Davis made a timely appeal to the SEC to hear the case. On December 28, 2023, the SEC issued a ruling affirming the findings of violations and remanding the matter back to FINRA to reconsider the appropriate sanctions in light of the SEC decision. On July 10, 2025, the National Adjudicatory Counsil reduced the fines to an aggregate of $490,000. The Company made a timely appeal of the decision to the SEC. Pursuant to FINRA Rules, the Company’s timely appeal of the decision to the SEC deferred the effectiveness of the findings and sanctions. Due to the disparity in the range of fines of similar cases, the Company believes that the final amount is not reasonably estimable. The Company has booked a contingent liability totaling $100,000 which represents the estimated low end of the possible range of fines.

Software Development and License agreement

On June 10, 2025, the Company and Pacsquare entered into a Software Development and License agreement, where the parties agreed to supersede and replace the Pacsquare Purchase Agreement and to fully release one another form any and all obligations or claims arising from or pursuant to the prior agreement. Therefore as a result of entering into the agreement the parties agreed to a 36 month term software development and licensing service where Pacquire will continue to develop the Online Account Application (“OLA”) provide updates, bug fixes, patches or other error corrections and ongoing maintenance and support throughout the term of the agreement. Pacquare will deliver the existing source code and provide up to 80 hours of developer-to developer support for knowledge transfer to new developers of the Company for a six month period. The OLA license shall be held by the Company perpetually can be transferred and will be royalty free to modify and develop the platform for internal use or for white-label deployment, to charge correspondents a fee for use and transfer and assign such license in connection with the sale of WDCO or Atlas. Payment shall be $375,00 payable over the 36 month term as follows: $20,000 upon effective date of agreement, $15,000 first month payment and $10,000 for the remaining 34 months.

NOTE 10. ACQUISITION OF WILSON-DAVIS

Prior to the Closing, AtlasClear and the Company entered into two amendments to the Broker-Dealer Acquisition Agreement with Wilson-Davis and the then-owners of Wilson-Davis.

As a result of the closing of the business combination the Company allocated the purchase price with the acquisition of Wilson-Davis under the acquisition method of accounting. The final allocation of the purchase consideration for the merger was determined and is summarized below.

As such the allocation of the purchase price is as follows:

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

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of Wilson-Davis operations and AtlasClear Holdings’s operations, as though the acquisition of Wilson Davis had been completed as of the beginning of fiscal 2024. The pro forma financial information for the transition period ended June 30, 2024 combines our results for these periods with that of AtlasClear Holdings’s results for transition perioded ended June 30, 2024.

The following table summarizes the unaudited pro forma financial information:

June 30, 2024
Total revenue	$5,247,150
Net loss	(23,878,060)

Weighted average shares
Basic and diluted	196,696
Net loss per shares:
Basic and diluted	$(121.40)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2024. The financial information for the periods presented above includes pro forma adjustments as follows:

June 30, 2024
Transaction cost	$(9,008,053)
Amortization of intangibles	$—
Loss on AtlasClear acquisition	$86,392,769
Interest earned on investments held in trust	$(256,279)

NOTE 11. ACQUISITION OF THE ASSETS OF ATLASCLEAR, INC

In connection with the Closing, and pursuant to the terms of the Business Combination Agreement, stockholders of AtlasClear (the “AtlasClear Stockholders”) received merger consideration (the “Merger Consideration Shares”) consisting of 74,000 shares post reverse split of common stock of the Company, par value $0.0001 per share (the “Common Stock”). In addition, the AtlasClear Stockholders will receive up to 5,944,444 shares of Common Stock (the “Earn Out Shares”) upon certain milestones (based on the achievement of certain price targets of Common Stock following the Closing). In the event such milestones are not met within the first 18 months following the Closing, the Earn Out Shares will not be issued. Atlas FinTech will also receive up to $20 million of shares of Common Stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for five years following Closing, with no catch-up between the years.

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

(a)

The closing consideration of $44.40 million is to be delivered in common stock. As such 74,000 post reverse - splits shares were delivered based on $60 per share post reverse - split presumed value of common stock.

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

NOTE 12. INTANGIBLE ASSETS

Pacsquare Purchase Agreement

Pursuant to the transactions contemplated by a letter of intent, on February 16, 2024, AtlasClear and Pacsquare entered into a Source Code Purchase Agreement and Master Services Agreement (the “Pacsquare Purchase Agreement”), pursuant to which AtlasClear acquired the AtlasClear Platform. Pursuant to the Pacsquare Purchase Agreement, Pacsquare will develop, implement and launch the AtlasClear Platform and provide maintenance and support services as described in the agreement. The Pacsquare Purchase Agreement provides that Pacsquare will develop and deliver to AtlasClear the Level 1 equities trading platform and that it will develop and deliver all modules of the clearing platform within 12 months of signing the Pacsquare Purchase Agreement. AtlasClear owns all the intellectual property relating to the AtlasClear Platform, including the software and source code. The Pacsquare Purchase Agreement also granted AtlasClear a right of first refusal to any products or services that relate to trading, settlement, clearance or any other business of AtlasClear that Pacsquare proposes to offer to other persons. The purchase price for the assets was $4.8 million as follows: (i) $1.9 million, consisting of (A) $100,000 payable in a cash upon delivery of the source code and execution of the Pacsquare Purchase Agreement; (B) $850,000 payable in shares of Common Stock at a price of $6.00 per share; and (C) $950,000 to be paid in four monthly installments of $237,500, payable in shares of Common Stock at the price per share on the day of issuance and (ii) $2.7 million to be paid ratably on a module-by-module basis upon delivery and acceptance of each of the AtlasClear Platform modules. AtlasClear has sole discretion to determine whether any of the foregoing payments will be made in cash or shares of Common Stock. On June 10, 2025 the Company and Pacsquare entered into a Software Development and License agreement, where the parties agreed to supersede and replace the Pacsquare Purchase Agreement and to fully release one another form any and all obligations or claims arising from or pursuant to the prior agreement. Refer to Note 9 for additional discussion related to the Software Development and License agreement.

As of June 30, 2024, the Company has issued 5,600 shares of Common Stock, 2,361 of which were valued at $360 per share valued at $850,000, per agreed upon terms. 3,239 valued at $90 per share valued at $291,500 based on the fair value of common stock on March 12, 2024, the date the shares were issued pursuant to the terms of the Pacsquare Purchase Agreement. The Company paid $500,000 in cash and accrued $85,000 in accounts payable for total carrying value of $1,726,500. During year ended June 30, 2025, the Company issued 8,333 shares valued at $122,300 on issuance date to Pacsquare as additional consideration towards the AtlasClear platform and accrued and additional $80,000 in accrued invoices received, bringing the balance to $1,928,800 as of June 30, 2025. Of the $165,000 accrued as of March 31, 2025, the Company paid $125,000 in cash leaving $40,000 payable included in accounts payable. The AtlasClear platform commenced utilization as of the quarter ended December 31, 2024 as such amortization expense for the year ended June 30, 2025 is $143,696 and zero for the transition period ended June 30, 2024. The Company anticipates a useful life of 10 years.

Intangible Assets of the Company at June 30, 2025 are summarized as follows:

		June 30, 2025
	Est useful		Accumulated	Impairment
	life	Cost	Amortization	of Asset	Net

Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Developed technology	10 years	1,928,800	(143,696)	—	1,785,104
Customer Lists	12 years	14,625,000	(1,692,894)	—	12,932,106
Intangible Assets		$22,696,325	$(1,836,590)	$—	$20,859,735

		June 30, 2024
	Est useful		Accumulated	Impairment
	life	Cost	Amortization	of Asset	Net

Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Developed technology	10 years	1,726,500	—	—	1,726,500
Technology acquired	zero years	18,163,044	(317,231)	(17,845,813)	—
Customer Lists	12 years	14,625,000	(474,144)	—	14,150,856
Intangible Assets		$40,657,069	$(791,375)	$(17,845,813)	$22,019,881

Below is a summary of the amortization of intangible assets for the next five years:

Year	Amount
June 30, 2026	$1,411,577
June 30, 2027	1,411,577
June 30, 2028	1,414,916
June 30, 2029	1,411,577
June 30, 2030	1,411,577
Thereafter	7,655,985

NOTE 13. LEASES

The Company has operating lease obligations for office space at its headquarters location.

The various leases have the following characteristics:

The Company renewed a three-year operating lease for office space in February 2024, which will expire January 31, 2027. The terms of the agreement call for an annual 3% escalation in rents and one three-year renewal option at market rates.

The Company entered into a 63- month operating lease for office space in April 2020, which will expire June 30, 2025.

Rent expense under the three operating agreements totaling $195,266 for the year ended June 30, 2025 and $203,227 for the transition period ended June 30, 2024 was charged to operations during the fiscal year ended June 30, 2025 and the transition period ended June 30, 2024, respectively. The following is the future minimum payments required by the office lease agreements in effect at June 30, 2025:

2026	118,597
2027	70,377
Total minimum lease payments	188,974
Less interest factor	(6,245)
Total operating lease liability	182,729
Less operating lease liability - current portion	(111,983)
Operating lease liability - long term portion	$70,746

As disclosed in Note 2, the Company adopted ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the statement of financial condition. The Company uses its estimated cost-of-capital at lease commencement as its interest rate, as the operating leases do not provide readily determinable implicit interest rates.

The following table presents the Company’s lease-related assets and liabilities as of June 30, 2025:

	June 30,	June 30,
	2025	2024

Operating lease ROU Asset - February 9, 2024	$179,267	$395,063
Increase	—	—
Decrease	—	(68,727)
Operating lease ROU Asset - Ending Balance	$179,267	$326,336

Operating lease liability - Short Term	$111,983	$149,499
Operating lease liability - Long Term	70,746	182,729
Operating lease liability - Total	$182,729	$332,228

The following table presents the weighted-average remaining lease term and weighted-average discount rates related to the Company’s operating leases as of June 30, 2025 and 2024:

	June 30,		June 30,
	2025		2024
Weighted average remaining lease term	1.58	years	2.35	years
Weighted average discount rate	5.00%		4.97%

NOTE 14. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2025 and June 30, 2024, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2025 and June 30, 2024, there were 40,165,603 and 207,585, respectively.

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

Refer to Note 8, 9, 11 and 12 for details regarding shares issued during the year ended June 30, 2025.

NOTE 15. WARRANTS

As of June 30, 2025 and June 30, 2024, there are 20,125,000 Public Warrants outstanding, each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $690 post reverse split per whole share, that are classified and accounted for as equity instruments. The Public Warrants are now exercisable. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.60 per warrant;
●	at any time after the warrants become exercisable;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $990 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $552 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares or Private Warrants held by the initial stockholders or their affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and income thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $570 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of, the Market Value and Newly Issued Price, and the $990 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.

As of June 30, 2025 and June 30, 2024, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $690 post reverse split per share, and (ii) the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

NOTE 16. INCOME TAX

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

The benefit (provision) for income taxes consisted of the following for the periods indicated:

	June 30, 2025	June 30, 2024
Current Tax:
Federal	$—	$—
State	1,556	3,170
Total current	1,556	3,170

Deferred Tax:
Federal	(209,219)	(546,276)
State	(51,718)	(26,630)
Total deferred	(260,937)	(572,906)

Total benefit on income taxes	$(259,381)	$(569,736)

The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s loss or income before income taxes as follows for the periods indicated:

	June 30, 2025	Rate
Tax at Statutory rate (21%)	$1,153,091	21.00%

Permanent Differences:
Change in fair value of warrant liability	$(38,765)	(0.71)%
Meals	2,836	0.05%
Entertainment	34	0.00%
Chane in fair value of convertible note	(837,981)	(15.26)%
Change in fair value of Long-Term and Short-Term Investor Notes	(2,597,515)	(47.31)%
Change in fair value of Earnout Liability	(195,090)	(3.55)%
Change in fair value of Subscription Agreement	13,503	0.25%
Change in fair value of Stock Payable	(48,887)	(0.89)%
Change in fair value of Tau Agreement	85,597	1.56%
Change in fair value of Tau commitment fee	(10,536)	(0.19)%
Change in fair value of WDCO sellers convertible note	(10,363)	(0.19)%
Change in fair value of WDCO Share payable	176,353	3.21%
Change in statutory rate	13,123	0.24%
Return To Provision	(1,477,734)	(26.91)%
State Tax – Net of Federal Benefit	(400,312)	(7.29)%
State Minimum Tax – Net of Federal Benefit	1,229	0.02%
Chang in Valuation Allowance – State	441,782	8.05%
Chang in Valuation Allowance - Federal	1,752,730	31.92%
Net adjustments - Federal	181,158	3.30%
–Goodwill intangible DTA recognized as part of acquisition	1,536,366	27.98%
Income tax benefit	$(259,381)	(4.72)%

	June 30, 2024	Rate
Tax at Statutory rate (21%)	$(25,376,496)	21.00%

Permanent Differences:
Change in fair value of NRA liability	$34,571	(0.03)%
Meals	1,769	0.00%
Entertainment	161	0.00%
Nondeductible transaction costs	1,891,691	(1.57)%
Change in fair value of Long-Term and Short-Term Investor Notes	2,353,692	(1.95)%
Change in fair value of Secured Convertible Note	753,039	(0.62)%
Change in fair value of Earnout Liability	280,350	(0.23)%
Change in fair value of Subscription Agreement	8,147	(0.01)%
Change in fair value of Stock Payable	(206,865)	0.17%
Loss on AtlasClear acquisition	18,142,481	(15.01)%
Stock Compensation Expense	307,157	(0.25)%
Extinguishment of Accrued Liabilities	(184,689)	0.15%
Change in fair value of WDCO Share payable	683,941	(0.57)%
Return To Provision	(477,461)	0.40%
State Tax – Net of Federal Benefit	(220,234)	0.18%
State Minimum Tax – Net of Federal Benefit	2,504	0.00%
Chang in Valuation Allowance – State	499,331	(0.41)%
Chang in Valuation Allowance - Federal	937,175	(0.78)%
Income tax benefit	$(569,736)	0.47%

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

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows for the periods indicated:

	June 30, 2025	June 30, 2024
Deferred Tax Assets:
Fixed Assets	$3,881	$261
Business Combination Expenses	533,602	530,560
IRC Sec. 195 Start-Up Costs	896,917	956,768
Allowance for Bad Debt	102,733	3,820
Accrued Contingent Liability	25,611	25,465
Lease Liability (ASC 842)	46,799	84,602
IRC Sec. 1231 Losses	1,775	1,774
Net Operating Loss	3,612,862	1,361,541
Total Deferred Tax Asset	5,224,180	2,964,791

Deferred Tax Liabilities:
Intangible Assets	3,312,054	5,167,729
ROU Lease Asset (ASC 842)	45,912	83,102
State Tax - Current	526	526
State Tax - Deferred	89,732	110,452
Total Deferred Tax Liability	3,448,224	5,361,809
Net Deferred Tax Asset/(Liability) before Valuation allowance	1,775,956	(2,397,018)
Valuation Allowance	(5,043,381)	(2,848,868)
Net Deferred Tax Asset/(Liability)	$(3,267,425)	$(5,245,886)

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

On the basis of this evaluation, as of June 30, 2025, a valuation allowance of $5.03 million has been recorded because management has concluded that it is more likely than not that such DTA will ultimately not be realized in the near future. The amount of the DTA considered realizable, however, could be adjusted in future years if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits in general and administrative expenses. The Company has not recorded any unrecognized tax benefits, or related interest and penalties, as of the period ended June 30, 2025. Per discussions with the management, there are no significant fines/penalties for the period ended June 30, 2025 and there are no new audits or any open audits as of June, 30 2025.

For financial statement disclosure of tax positions taken or expected to be taken on a tax return, the impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There was no recognition of uncertain tax positions required for the period ended June 30, 2025. Based upon review of the federal and state return for the open years and review of the draft financial statements for the period ended June 30, 2024, there are no material uncertain tax positions that require financial statement disclosure. The Company has federal income tax net operating loss (“NOL”) carryforwards of $13.95 million as of June 30, 2025. The net operating losses can be carried forward indefinitely. The Company also has various state NOL carryforwards of $14.82 million as of June 30, 2025 which are expected to expire beginning in 2044. The Company’s NOLs may be limited under Section 382 of the Internal Revenue Code (“IRC”). NOLs are limited when there is a significant ownership change as defined by the IRC Section 382. The Company has not yet determined whether an ownership change has occurred that could limit the availability of its net operating loss carryforwards into 2026.

NOTE 17. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and June 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	June 30,
Description	Level	2025	2024
Assets:
Trading securities	1	$5	$—

Liabilities:
Subscription agreement	3	$2,489,945	$2,425,647
Contingent Guarantee	3	$—	$3,256,863
Warrant liability – Private Warrants	3	$123,062	$307,656
Earnout liability	3	$11,369,000	$12,298,000
Convertible notes derivative	3	$103,185	$16,462,690
Merger financing derivative	3	$63,696	$—
Tau agreement	3	$539,787	$—

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

The key inputs into the Monte Carlo model for the Subscription Agreement were as follows:

	June 30,	June 30,
Input	2025	2024
Market price of public shares	$0.19	$62.40
Equity volatility	167.7%	26.2%
Risk-free rate	4.21%	5.05%

Contingent Guarantee

In connection with the acquisition of Wilson-Davis, Founder shares were transferred to cover a cash deficit of $4,000,000. The share has a make-whole provision that require to be accounted for under ASC 480. The Company has valued the obligation as of June 30, 2024 of $3,256,863 based on the cash value that would need to be renumerated by the Company. The value of the cash that would be paid was deemed to be the fair value of the contingent guarantee. The Company issued shares valued at $1,210,290 during the nine months ended June 30, 2025 and based on the value of shares sold as of August 8, 2024 the Company was obligated to repay $2,886,347 under the contingent guarantee, resulting in a change in fair value of $839,775. On August 9, 2024 the Company issued convertible note to modify the repayment conditions, resulting in the extinguishment of the contingent liability and recognizing the fair value of the convertible note agreement referred to as Merger financing, see Note 9 for further discussion and below.

Warrant liability

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statements of operations. See note 15 for further discussion.

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

	June 30,	June 30,
Input	2025	2024
Market price of public shares	$0.19	$62.40
Risk-free rate	3.67	4.27%
Dividend yield	0.00	0.00%
Volatility	167.7	58.7%
Exercise price	$689.86	$689.86
Effective expiration date	February 29	February 29

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

The key inputs into the Monte Carlo model for the Earnout liability were as follows:

	June 30,	June 30,
Input	2025	2024
Market price of public shares	$0.19	$62.40
Revenue volatility	12.00%	15.00%
Discount factor for revenue	9.31%	9.69%

Convertible Note Derivatives

The Conversion derivative, associated with Short-term notes, Long-Term notes, and the Chardan Note was accounted for as a liability in accordance with ASC 815-40. The Conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Conversion derivative liability in the consolidated statements of operations. The Convertible note derivative is made up of the fair value of the embedded conversion option included in the Short-term notes, Long-Term notes, and the Chardan Note with a fair value as of June 30, 2025 of $0, $103,185 and $0, respectively, totaling $103,185. As of June 30, 2024 of $4,807,692, $7,664,613 and $3,990,385, respectively, totaling $16,462,690.

Short-Term Note

On February 9, 2024, the Company issued short-term notes to the former officers and directors of Wilson-Davis. The short-term notes have a conversion feature that qualifies for derivative treatment in accordance with ASC 815-40. On February 9, 2024, and June 30, 2024, the Company valued the derivatives using a Black-Scholes model which is considered to be a Level 3 fair value measurement. The conversion feature is deemed to include an embedded derivative that requires bifurcation and separate account. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability with the offset being a discount to the note. The discount will be amortized as interest expense over the term of the short-term note(s). The derivative liability will be revalued at each reporting period with the change being charged to the income statement. The original derivative liability – for the short term note notes was valued at $487,329. On June 30, 2024, a Black-Scholes calculation was performed (see below chart) and the value of the fair value of the derivative liability – convertible notes increased $4,320,363 to $4,807,692. The original $487,929 discount was amortized over the 90-day maturity. As of June 30, 2024, the Company did not repay the short-term notes, as such has incurred penalty interest from 9% to 13% until the note is repaid. The note was due on demand.

As of June 30, 2025, the sellers requested conversion of all principal and interest as such the shorth term loan was fully settled. See Note 9 for additional information.

The key inputs into the Black-Scholes model for the Conversion derivative were as follows:

June 30,
Input	2024
Market price of public shares	$62.40
Risk-free rate	5.49%
Dividend yield	0.00%
Volatility	14,643.0%
Exercise price	$0.99
Effective expiration date	May 2024

Long-Term Note

On February 9, 2024, the Company issued long-term notes to the former officers and directors of Wilson-Davis. The long-term notes have a conversion feature that qualifies for derivative treatment in accordance with ASC 815-40. On February 9, 2024 and June 30, 2024, the Company valued the derivatives using a Black-Scholes model which is considered to be a Level 3 fair value measurement.The conversion feature is deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability with the offset being a discount to the notes. The discount will be amortized as interest expense over the term of the notes. The derivative liability will be revalued at each reporting period with the change being charged to Derivative liability – convertible notes. The original derivative liability – for the long term note notes was valued at $776,919. On June 30, 2024, a Black-Scholes calculation was performed (see below chart) and the value of the fair value of the derivative liability – convertible notes increased $6,887,694 to $7,664,613. The original $776,919 discount will be amortized over the maturity.

As a result of the changes in stock price, the Company determined that as of June 30, 2025 valuation of the convertible note conversion feature under Black-Scholes was no longer appropriate as it does not take into account the probability of multiple components. As such as of June 30, 2025 the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the long term loan at $103,185. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of June 30, 2025 were as follows:

June 30,
Input	2025
Market price of public shares	$0.19
Risk-free rate	4.13%
Discount rate	15.63%
Probability of default	14.3%
Recovery rate	28.9%
Volatility	167.7%
Effective expiration date	February 2026

The key inputs into the Black-Scholes model for the Conversion derivative were as follows:

June 30,
Input	2024
Market price of public shares	$62.40
Risk-free rate	4.90%
Dividend yield	0.00%
Volatility	14,461%
Exercise price	$0.99
Effective expiration date	February 2026

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

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of March 31, 2025, valuation of the convertible note conversion feature under Black-Scholes was no longer appropriate as it does not take into account the probability of multiple components. As such, as of June 30, 2025, the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Chardan Note at $0. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of June 30, 2025 were as follows:

June 30,
Input	2025
Market price of public shares	$0.19
Risk-free rate	4.32%
Discount rate	12.43%
Probability of default	5.9%
Recovery rate	47.6%
Effective expiration date	September 30, 2025

The key inputs into the Black-Scholes model for the conversion derivative are as follows:

June 30,
Input	2024
Market price of public shares	$62.40
Risk-free rate	4.52%
Dividend yield	0.00%
Volatility	166,681.0%
Exercise price	$0.84
Effective expiration date	February 2028

Secured Convertible Note

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of June 30, 2025 valuation of the secured convertible note conversion feature now was required to be bifurcated under ASC 815 as such the Company fair valued the embedded derivative. As such as of June 30, 2025 the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Secured Convertible Note at $0. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of June 30, 2025 were as follows:

June 30,
Input	2025
Market price of public shares	$0.19
Risk-free rate	3.63%
Discount rate	12.02%
Probability of default	44.0%
Recovery rate	47.6%
Volatility	167.7%
Effective expiration date	January 2028

Merger Financing

As discussed above under Contingent Guarantee, on August 9, 2024 the Company issued convertible note to modify the repayment conditions, resulting in the extinguishment of the contingent liability and recognizing the fair value of the convertible note agreement. As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that the merger financing notes conversion feature was required to be bifurcated under ASC 815 as such the Company fair valued the embedded derivative. As such as of June 30, 2025 and August 9, 2024 the issuance date the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Merger financing notes at $63,696 and $113,044, respectively. See Note 9 for additional information.

The key inputs into the Monte-Carlo model for the Conversion derivative as of June 30, 2025 and August 9, 2024 were as follows:

	June 30,	August 9,
Input	2025	2024
Market price of public shares	$0.19	$16.20
Risk-free rate	4.13%	4.78%
Discount rate	15.63%	16.98%
Probability of default	14.3%	25.4%
Recovery rate	28.9%	28.9%
Volatility	167.7%	37.2%
Effective expiration date	February 2026	February 2026

Tau Agreement

As discussed in Note 9 the Tau Agreement has both a Commitment Amount and a Commitment fee that requires to be fair valued under ASC 815 and ASC 480, respectively. As such as of June 30 2025 and July 31, 2024 the issuance date both the Commitment Amount and the Commitment Fee were valued using Monte Carlo model resulting in the fair value of the Commitment Amount at $539,448 and $966,153, respectively and the Commitment Fee at $337 and $124,796, respectively.

The key inputs into the Monte-Carlo model for the Commitment Amount as of issuance date of June 30, 2025 and July 31, 2024 were as follows:

	June 30,	July 31
Input	2025	2024
Anticipated Monthly Advance Amounts	$40,000	$40,000
Risk-free rate	3.75%	4.20%
Volatility	167.7%	40.3%
Effective expiration date	July 2026	February 2027

The key inputs into the Monte-Carlo model for the Commitment Fee as of issuance date of, June 30, 2025 and July 31, 2024were as follows:

	June 30,	July 31,
Input	2025	2024
Market price of public shares	$0.19	$16.20
Risk-free rate	3.75%	4.20%
Volatility	167.7%	40.3%
Effective expiration date	February 2027	July 2026

The following table presents the changes in the fair value of the following:

	Private	Tau
	Placement	Agreement
	Warrants	Liability
Fair value as of June 30, 2024	$307,656	$—
Initial measurement	—	1,090,949
Fair value of advance requests	—	1,652,300
Transferred to equity	—	(1,911,472)
Change in valuation inputs or other assumptions	(184,594)	(291,990)
Fair value as of June 30, 2025	$123,062	$539,787

	Conversion	Earnout
	Derivative	Liability
Fair value as of June 30, 2024	$16,462,690	$12,298,000
Change in valuation inputs or other assumptions	(16,359,505)	(929,000)
Fair value as of June 30, 2025	$103,185	$11,369,000

	Subscription	Contingent
	Agreement	Guarantee
Fair value as of June 30, 2024	$2,425,647	$3,256,863
Shares issued as partial payment	—	(1,210,290)
Change in valuation inputs or other assumptions	64,298	839,774
Exchanged to Merger financing note	—	(2,886,347)
Fair value as of June 30, 2025	$2,489,945	$—

	Merger	Secured
	Financing	Convertible
	Derivative	Derivative
Fair value as of June 30, 2024	$—	$—
Initial measurement	113,044	89,535
Change in valuation inputs or other assumptions	(49,348)	(89,535)
Fair value as of June 30, 2025	$63,696	$—

There were no transfers between levels during the year ended June 30, 2025 and the six months transition period ended June 30, 2024.

NOTE 18. SEGMENT REPORTING

The Company operates as one reportable segment in accordance with ASC 280, Segment Reporting. The single reportable segment reflects the Company’s core business operations of securities broker and dealer, dealing in over-the-counter and listed securities.

The Chief Operating Decision Maker (CODM), identified as the Chief Executive Officer, who reviews financial performance and allocates resources on a consolidated basis. The Company’s internal reporting is prepared and reviewed as a single operating unit, without disaggregated information by product line, region, or customer type. Accordingly, the Company has determined that it operates in a single reportable segment.

The following table presents revenue and operating income (loss) for the periods presented:

		For the Transition
	Year Ended	Period Ended
	June 30, 2025	June 30, 2024
Commissions	$5,937,532	$2,679,673
Vetting fees	1,459,321	499,125
Clearing fees	3,165,714	756,393
Net gain/(loss) on firm trading accounts	6,580	10,046
Other revenue	287,465	56,246
Total revenue	$10,856,612	$4,001,483
Loss from operations	$(4,917,281)	$(14,268,826)
Total assets	$60,892,833	$57,466,554

Corporate general and administrative expenses are not allocated to any specific operating component and are included within total operating income.

Segment Assets

The Company does not report separate asset information by segment to the CODM. However, in accordance with ASC 280-10-50-30, the Company has elected to disclose total segment assets, which are equal to consolidated total assets. The table above summarizes total assets.

NOTE 19. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, other than as described below.

On August 4, 2025, the Company entered into a securities purchase agreement ( “August-Securities Purchase Agreement”) with an institutional investor under which the Company agreed to issue and sell, in a private placement, Series A convertible debentures (, a “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bear a 10% interest and mature on August 3, 2026. The holder is entitled to convert the unpaid Face Amount of this Debenture, plus accrued interest and penalties, any time following a Closing Date, at $0.15 per share. If, at any time after Closing, the Company receives financing from third party (excluding the Holder), the Company is required to pay to the Holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the Holder, one hundred percent (100%) of the proceeds raised from the third party in excess of an aggregate amount of $10,000,000 (the “Threshold Amount”) until such time as the Face Amount of the Debenture has been paid in full.. The Company agrees that, within sixty (60) calendar days after the Closing Date, the Company will file with the Securities and Exchange Commission (the “SEC”) (at the Company’s sole cost and expense) a registration statement, or an amendment to a previously-filed registration statement (as applicable, a “Registration Statement”) registering the resale of the Conversion Shares underlying the Debenture sold at such Closing.

On September 12, 2025, the Company received $100,000 as a good faith deposit towards the Hanire Purchase Agreement. The amendment to the agreement is currently being negotiated until fully consummated.

On September 16, 2025, September 19, 2025 and September 23, 2025, the Company entered into separate securities purchase agreements (each, a “September-Securities Purchase Agreement”) with certain institutional investors (each, an “Investor”) under which the Company agreed to issue and sell, in a private placement, convertible promissory notes (each, a “Note” and collectively, the “Notes”) for an aggregate principal amount of $6,000,000, for a gross purchase price of $5,000,000, reflecting a 20% original issue discount, before fees and other expenses. The Notes do not bear interest, and mature on the earlier of six months from issuance or the date that the Company completes a Qualified Financing (meaning an issuance and sale of capital stock raising gross proceeds of at least $10 million, as defined in the Notes). The Notes may be converted into equity, at each holder’s option, at the closing of a Qualified Financing, at the same per share price as the securities sold in the Qualified Financing. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and working capital. The Notes are subject to customary events of default and related remedies.

On September 19, 2025, the Company entered into employment agreements and amendments to employment agreements with each of John Schaible, the Company’s Executive Chairman, and Craig Ridenhour, the Company’s President, and on September 24, 2025, the Company entered into second amendments to such agreements with each such officer.

The employment agreements with Mr. Schaible and Mr. Ridenhour, as amended by such amendments (as so amended, the “Schaible Employment Agreement” and the “Ridenhour Employment Agreement,” respectively) provide for the employment of Mr. Schaible and Mr. Ridenhour as Executive Chairman and President, respectively, reporting to the Board, for an initial term of three years, subject to automatic successive one-year renewals unless either party provides written notice of non-renewal at least 60 days’ prior to the end of the then-current term. Each executive is entitled to receive an initial annual base salary of $400,000, subject to review at least annually and increase to $450,000 and $500,000 in the second and third years of the term, respectively. In addition, each executive is entitled to receive (i) a one-time cash signing bonus of $300,000, of which one-third is payable immediately and the balance is payable upon the earlier of (a) a minimum qualified cumulative financing of $5 million or (b) one-third at the end of the fourth quarter of 2025 and one-third at the end of the first quarter of 2026; and (ii) one-time stock grants of 700,000 shares and 286,842 shares on signing and July 1, 2026, respectively, in each case to vest on June 30 of the year following the grant. Each executive is also entitled to receive an annual bonus, provided that the Company is profitable and determined at the discretion of the Board, annual equity awards under the Company’s equity incentive plan, and up to five stock awards, each in an amount equal to 1% of the total number of the Company’s outstanding shares, vesting over three years, in the event the Company’s stock trading price reaches the following 10-day volume weighted average prices: $0.75, $1.00, $1.24, $1.49 and $1.74.

On September 24, 2025, the Company entered into an employment agreement with Sandip Patel (the “Patel Employment Agreement”), a member of the Board, pursuant to which Mr. Patel will be employed as the Company’s General Counsel and Chief Financial Officer, reporting to the Board, for an initial term of three years, subject to automatic successive one-year renewals unless either party provides written notice of non-renewal at least 60 days’ prior to the end of the then-current term. Mr. Patel is entitled to receive an initial annual base salary of $350,000, subject to review at least annually and increase to $400,000 and $450,000 in the second and third years of the term, respectively. In addition, Mr. Patel is entitled to receive a one-time cash signing bonus of $250,000, of which one-third is payable immediately and the balance is payable upon the earlier of (a) a minimum qualified cumulative financing of $5 million or (b) one-third at the end of the fourth quarter of 2025 and one-third at the end of the first quarter of 2026. Mr. Patel is also entitled to receive an annual bonus, provided that the Company is profitable and determined at the discretion of the Board, annual equity awards under the Company’s equity incentive plan, and up to five stock awards, each in an amount equal to 0.5% of the total number of the Company’s outstanding shares, vesting over three years, in the event the Company’s stock trading price reaches the following 10-day volume weighted average prices: $0.75, $1.00, $1.24, $1.49 and $1.74.

Issuances of Common Stock

On July 17, 2025, the Company issued 800,000 shares of Common Stock to Sandip I. Patel, P.A., a law firm that is wholly owned by Sandip I. Patel, our director, as consideration for legal and consulting services provided to the Company. The shares were valued based on the closing price of the date of issuance of $0.21 for total retainer value amount of $169,920.

On August 11, 2025, the Company issued 200,000 shares of Common Stock as consideration for $40,000 in open invoices to a service provider.

Subsequent to June 30, 2025, and through September 19, 2025, the Company issued a total of 15,922,008 shares of Common Stock to the Wilson - Davis Sellers under the Long - Term Note, the Merger Financing for total of $2,565,931 in Principal and $113,791 of interest. Conversion rate of 90% of the trailing seven - trading day VWAP prior to payment was between $0.16 and $0.18 per share.

Subsequent to June 30, 2025, and through September 19, 2025, the Company issued a total of 63,944,332 shares of Common Stock to Funicular under the Securities Convertible Note for total of $9,324,489 in Principal and $267,161 of interest. Conversion rate of $0.15 which is the floor established under the agreement.

Subsequent to June 30, 2025, and through September 19, 2025, the Company issued a total of 4,845,072 shares of Common Stock to Chardan under the Convertible Note, for total of $959,764 in principal. Conversion rate of 90% of the trailing seven-trading day VWAP prior to payment was between $0.16 and $0.18 per share.

On September 16, 2025, the Company and JonesTrading entered into an amendment to the Promissory note agreement, whereas the conversion price floor of $2.00 was amended to $0.75. As a result, on September 16, 2025, the Company issued 585,229 shares of Common Stock with a conversion price of $0.75 in full settlement of $375,000 in principal and $63,922 of accrued interest.

Pursuant to a Software As A Services License Agreement, as payment in shares for services rendered subsequent to June 30, 2025, resulting in the issuance of 356,901 shares valued at the closing price on the date of issuance of $0.162 per share resulting in compensation expense of $57,821.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the control deficiencies in the internal control over financial reporting related to the accounting for complex financial instruments and as described below.

Our management determined that our disclosure controls and procedures were not effective as of June 30, 2025 due to the Company’s control deficiencies previously reported with respect to compiling information to prepare our interim and annual financial statements in accordance with U.S. GAAP. The control deficiencies were due to the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on our going concern assessment and the impact of the Merger Agreement as it relates to the classification of our complex financial instruments, and related financial disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2025.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2025.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

Not applicable.

PART III - OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance

Management and Board of Directors

The board of directors of AtlasClear Holdings is currently comprised of the six directors listed below. Each director will hold office until his term expires at the next annual meeting of stockholders in the year following the year of such director’s election or until his or her death, resignation, removal or the earlier termination of his term of office. Effective as of December 10, 2024, Robert McBey was removed from the role of Chief Executive Officer of the Company, and in January 2025, he resigned as a member of our board of directors. Effective as of December 19, 2024, Richard Barber resigned from the role of Chief Financial Officer of the Company. In August 2025, Mark Smith left our board of directors and Robert D. Keyser, Jr. was appointed to fill the resulting vacancy. In September 2025, Steven Carlson was re-appointed to serve as a member of our board of directors and Sandip Patel was appointed as the Company’s General Counsel and Chief Financial Officer.

Name	Age	Position(s)
Directors
John M. Schaible	55	Executive Chairman
Craig Ridenhour	54	President and Director
Sandip I. Patel	58	General Counsel, Chief Financial Officer and Director
Steven Carlson	65	Director
Thomas J. Hammond	68	Director
Robert D. Keyser, Jr.	66	Director

Executive Officers
John M. Schaible	55	Executive Chairman
Craig Ridenhour	54	President and Director
Sandip I. Patel	58	General Counsel, Chief Financial Officer and Director

John Schaible, 55, has served as our Executive Chairman since May 2024. Previously, he served as our Chief Strategy Officer and a member of our board from February 2024 to May 2024. Prior to that, he served as Chairman and Chief Executive Officer of Quantum from October 2020 to February 2024. Mr. Schaible is a co-founder, Chairman and Chief Executive Officer of AtlasBanc Holdings since 2010 and of Atlas FinTech, an affiliate of AtlasBanc, since 2016. Mr. Schaible also co-founded Anderen Bank and was Chief Operating Officer of Anderen Financial, a FDIC-chartered financial institution and bank holding company regulated by the Federal Reserve Board, respectively, from 2007 until the acquisition of Anderen by First United Bank in 2012, each affiliates of Atlas Banc. Mr. Schaible also founded and served as Chief Executive Officer of NexTrade, which created an electronic communications network (ECN) in 1994 that was sold to Citigroup in 2006. Mr. Schaible has a degree in business management from Colorado State University. Mr. Schaible has also served on the board of Colorado State University’s General Leadership Council and Center for Entrepreneurship.

Craig Ridenhour, 54, has served as our President since May 2024. Previously, he served as our Chief Business Development Officer and a member of our board from February 2023 to May 2024. Mr. Ridenhour has served as co-founder and Executive Vice President of Business Development for Atlas FinTech, a position that he has held since 2016. Since August 2022, he has also served as Chief Business Development Officer and a director of our subsidiary, AtlasClear. He sits on the board of directors of Atlas FinTech. Mr. Ridenhour is co-founder of AtlasBanc Holdings and EVP of Business Development, a position he has held since 2012. Mr. Ridenhour has been a licensed representative of Buckman, Buckman & Reid, Inc., a registered broker-dealer, since 2017. Mr. Ridenhour was the Managing Director of Wealth Management for Anderen Capital, a subsidiary of Anderen Financial, a FDIC-chartered financial institution and bank holding company regulated by the Federal Reserve Board, respectively, from 2008 until the acquisition of Anderen by First United Bank in 2012. Mr. Ridenhour has been securities licensed with FINRA since 1994 and held various positions throughout his career including acting in executive and principal capacities within brokerage firms. Mr. Ridenhour is a graduate of the University of Florida.

Thomas J. Hammond, 68, has served as a member of our board since February 2024. Previously, he served as a member of the Quantum Board from February 2021 to February 2024. Mr. Hammond was the President of ICE Clear U.S., a wholly owned clearing house of Intercontinental Exchange, Inc. (NYSE: ICE) from 2007 until his retirement in 2017. In that role, Mr. Hammond oversaw all technology, operations and financial functions at the clearing house. Prior to joining ICE, Mr. Hammond was Managing Director, Trading Operations at the Chicago Board of Trade (later the CME Group) where he played a leadership role in the successful transition to the Common Clearing Link. Before joining the CME Group in 2003, for a 17-year period, Mr. Hammond served as Chief Executive Officer, Executive Vice President and Chief Operating Officer of the Board of Trade Clearing Corporation (BOTCC), where he successfully managed the development and implementation of integrated over the counter (OTC) clearing systems. Mr. Hammond served on the boards of the Financial Services Division and the Chicago Operations Division of the Futures Industry Association, and participated in the Chicago Federal Reserve Bank’s Working Group on Financial Markets. Mr. Hammond earned a Bachelor of Science degree in Business Administration from Lewis University in Romeoville, IL.

Sandip I. Patel, 58, has served as a member of our board since February 2024. Previously, he served as a member of the Quantum Board from October 2020 to February 2024. Mr. Patel has been an attorney and corporate business consultant at Sandip I. Patel, P.A., a law firm founded by Mr. Patel in 2000. Since 2017, Mr. Patel has also served as Chief Legal Counsel of Channel Investments, LLC, a medical device company. Mr. Patel has been involved in the formation, acquisition, development, growth, and liquidity events related to companies in the healthcare, insurance and financial services fields. Mr. Patel currently holds public and private investments in a wide range of industries with a focus on medical devices, biotechnology, healthcare services and related technologies, as well as FinTech and related services. Mr. Patel is also a co-founding stockholder of AtlasBanc Holdings, and was a co-founding stockholder and board member of Anderen Bank. Mr. Patel was the Founder, President and Chief Executive Officer of the Orion group of companies, a full-service real estate development company. Previously, Mr. Patel served as Head of the New Business Development and M&A team to national health insurance companies. Mr. Patel oversaw all legal, regulatory and governmental affairs on behalf of WellCare, while serving as the General Counsel and a partner in the company. Since September 2021, Mr. Patel previously served as a director of Monterey Bio Acquisition Corporation, a former special purpose acquisition company (Nasdaq: MTRY). Mr. Patel received his JD degree from the Stetson University College of Law, and a B.B.A in Finance from the University of Georgia.

Robert D. Keyser, Jr., 66, has served as a member of our board since August 2025. Mr. Keyser is a veteran finance professional with over 40 years’ experience as a financial professional, investor and serial entrepreneur with extensive experience on both the sell and buy-side, including Investment Banking, M&A, Advisory, Capital Markets, Retail, and Institutional Sales. Mr. Keyser currently serves as the Director of Ark Financial Services, Inc., (“Ark”) which he founded in 2002. Ark is the holding Company of multiple financial services subsidiaries, the most active being Dawson James Securities, Inc. (“Dawson James”). Since 2002, Mr. Keyser has been the founder, CEO and Chairman of the Board of Directors of Dawson James, a full-service, Florida-based investment bank focused on emerging growth micro and small-cap private and public companies with expertise in the Life Sciences/Healthcare, Technology, AI, Crypto, and Consumer sectors. Mr. Keyser, is also the Founder, Managing Member, President and Portfolio Manager of Sixth Borough Capital Management, LLC, a multi-stage, event driven, alternative investment management company.

Steven J. Carlson, 65, rejoined our board in September 2025, after previously serving from February to December 2024. He was also a member of the Quantum Board from February 2021 to February 2023. Between October 2022 and February 2023, Mr. Carlson held the roles of President, Secretary, and director at AtlasClear Holdings. Since 2016, Mr. Carlson has been Co-Chairman of Magellan Global, a financial services holding company. He serves as Chairman of Marco Polo Securities, Inc., and as Managing Partner of Pi Capital International LLC, along with involvement in several other early-stage firms. Pi Capital, based in New York City, is a global advisory firm offering capital raising, M&A advisory, and corporate advisory services to financial institutions, renewable power generation, and real estate sectors worldwide. Securities are offered through Marco Polo Securities, Inc., an affiliate that enables foreign financial services firms to market their products in the U.S. and other select jurisdictions. Before founding Pi Capital, Mr. Carlson was President and Head of Investment Banking at INTL FCStone Financial Inc. from 2010 to 2016. Prior to that, he founded and led the Provident Group as Chairman and CEO, a boutique investment banking firm specializing in capital raising, M&A, and corporate finance advisory services globally. Provident Group was acquired by INTL in 2010. Before establishing Provident in 1999, Mr. Carlson was a Managing Director at Lehman Brothers, where he held various senior positions. He began his career at Fannie Mae. Mr. Carlson holds a BA in Economics from the University of Maryland and a Master’s Degree in Public Policy from the Kennedy School of Government at Harvard University.

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

Audit Committee

Our audit committee consists of Steven Carlson, Thomas J. Hammond and Robert D. Keyser, with Mr. Keyser serving as chair. Rule 10A-3 of the Exchange Act and the NYSE American listing standards require that our audit committee be composed entirely of independent members. The Board has determined that each of Messrs. Hammond and Smith meets the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE listing standards and each also meets the financial literacy requirements of the NYSE American listing standards. In addition, the Board has determined that each of Messrs. Patel and Smith qualifies as an “audit committee financial expert” within the meaning of the SEC regulations.

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

Compensation Committee

Our compensation committee currently consists of Steven Carlson, Thomas J. Hammond and Robert D. Keyser, with Mr. Hammond serving as chair. The Board has determined that each of Messrs. Carlson, Hammond and Keyser meets the definition of “independent director” for purposes of serving on the compensation committee under the NYSE American listing standards, including the heightened independence standards for members of a compensation committee.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Steven Carlson, Thomas J. Hammond, and Robert D. Keyser, with Mr. Hammond serving as chair. The Board has determined that each of Messrs. Carlson, Hammond and Keyser meets the definition of “independent director” under the NYSE listing standards.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the SEC. Section 16(a) compliance was required during the annual period ended June 30, 2025. To our knowledge, during the year ended June 30, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for Form 4s required to be filed by Atlas Fintech Holdings Corp. to report a total of five transactions in our Common Stock.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the Company’s last completed fiscal year, the dollar value of all cash and noncash compensation earned by John Schaible, the Company’s Executive Chairman, Craig Ridenhour, the Company’s President, Robert McBey, the Company’s former Chief Executive Officer and Richard Barber, the Company’s former Chief Financial Officer. Other than as set forth herein, no executive officer’s total compensation exceeded $100,000 in any of the applicable years.

	Year Ended			All other
Name and Principal Position	June 30	Salary ($)	Bonus ($)	Compensation		Total ($)
John Schaible	2025	—	—	271,000	(1)	271,000
Executive Chairman	2024	—	—	—		—

Craig Ridenhour	2025	—	—	282,527	(1)	282,527
President	2024	—	—	—		—

Robert McBey(2)	2025	215,278	98,437	83,332		397,047
Former Chief Executive Officer	2024	538,509	100,000			638,509

Richard Barber(3)	2025	100,000	—	—		100,000
Former Chief Financial Officer	2024	—	—	—		—

(1)	Consists of consulting payments of $208,500 for each Executive Chairman and President and payments made to an affiliate entity as consulting services of $62,500 and $74,027, respectively, earned in the fiscal years ended June 30, 2025.
(2)	Includes (i) $215,278 of salary earned through the date of Mr. McBey’s termination from the position of Chief Executive Officer, (ii) a cash bonus of $98,437 and (iii) $83,332 separation payment
(3)	Includes salary earned through the date of termination Mr. Barber’s termination from the position of Chief Financial Officer.

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

Executive Employment Agreements

On September 19, 2025, the Company entered into employment agreements and amendments to employment agreements with each of John Schaible, the Company’s Executive Chairman, and Craig Ridenhour, the Company’s President, and on September 24, 2025, the Company entered into second amendments to such agreements with each such officer.

The employment agreements with Mr. Schaible and Mr. Ridenhour, as amended by such amendments (as so amended, the “Schaible Employment Agreement” and the “Ridenhour Employment Agreement,” respectively) provide for the employment of Mr. Schaible and Mr, Ridenhour as Executive Chairman and President, respectively, reporting to the Board, for an initial term of three years, subject to automatic successive one-year renewals unless either party provides written notice of non-renewal at least 60 days’ prior to the end of the then-current term. Each executive is entitled to receive an initial annual base salary of $400,000, subject to review at least annually and increase to $450,000 and $500,000 in the second and third years of the term, respectively. In addition, each executive is entitled to receive (i) a one-time cash signing bonus of $300,000, of which one-third is payable immediately and the balance is payable upon the earlier of (a) a minimum qualified cumulative financing of $5 million or (b) one-third at the end of the fourth quarter of 2025 and one-third at the end of the first quarter of 2026; and (ii) one-time stock grants of 700,000 shares and 286,842 shares on signing and July 1, 2026, respectively, in each case to vest on June 30 of the year following the grant. Each executive is also entitled to receive an annual bonus, provided that the Company is profitable and determined at the discretion of the Board, annual equity awards under the Company’s equity incentive plan, and up to five stock awards, each in an amount equal to 1% of the total number of the Company’s outstanding shares, vesting over three years, in the event the Company’s stock trading price reaches the following 10-day volume weighted average prices: $0.75, $1.00, $1.24, $1.49 and $1.74.

Under each of the Schaible Employment Agreement and the Ridenhour Employment Agreement, if the applicable executive’s employment is terminated by the executive for Good Reason or by the Company without Cause (as such terms are defined in the employment agreements), other than due to the executive’s death or disability or the Company’s failure to renew the term, the applicable executive would be entitled to receive, in addition to accrued salary and benefits, and subject signing a release (i) a lump sum payment equal to three times the executive’s base salary and target bonus for the year of termination, minus $300,000, (ii) a lump sum payment equal to a pro-rata portion of the annual bonus that the executive would have earned for the year of termination based on the target bonus for such year, based on the portion of the year that the executive was employed by the Company, (iii) reimbursement for monthly “COBRA” premiums for a period not to exceed two years and (iv) treatment of any outstanding equity awards determined in accordance with the terms of the equity incentive plan and applicable award agreements. If any such termination were to occur within 12 months of a Change in Control (as defined in the employment agreements), the executive would instead be entitled to receive, subject to certain conditions (i) a lump sum payment equal to three times the executive’s base salary and target bonus for the year of termination (or, if greater, the immediately preceding year), (ii) a lump sum payment equal to the executive’s target bonus for the year of termination (or, if greater, the year in which the Change in Control occurs), (iii) reimbursement for monthly “COBRA” premiums for a period not to exceed two years and (iv) treatment of any outstanding equity awards determined in accordance with the terms of the equity incentive plan and applicable award agreements.

On September 24, 2025, the Company entered into an employment agreement with Sandip Patel (the “Patel Employment Agreement”), a member of the Board, pursuant to which Mr. Patel will be employed as the Company’s General Counsel and Chief Financial Officer, reporting to the Board, for an initial term of three years, subject to automatic successive one-year renewals unless either party provides written notice of non-renewal at least 60 days’ prior to the end of the then-current term. Mr. Patel is entitled to receive an initial annual base salary of $350,000, subject to review at least annually and increase to $400,000 and $450,000 in the second and third years of the term, respectively. In addition, Mr. Patel is entitled to receive a one-time cash signing bonus of $250,000, of which one-third is payable immediately and the balance is payable upon the earlier of (a) a minimum qualified cumulative financing of $5 million or (b) one-third at the end of the fourth quarter of 2025 and one-third at the end of the first quarter of 2026. Mr. Patel is also entitled to receive an annual bonus, provided that the Company is profitable and determined at the discretion of the Board, annual equity awards under the Company’s equity incentive plan, and up to five stock awards, each in an amount equal to 0.5% of the total number of the Company’s outstanding shares, vesting over three years, in the event the Company’s stock trading price reaches the following 10-day volume weighted average prices: $0.75, $1.00, $1.24, $1.49 and $1.74.

Under the Patel Employment Agreement, if Mr. Patel’s employment is terminated by Mr. Patel for Good Reason or by the Company without Cause (as such terms are defined in the Patel Employment Agreement), other than due to the executive’s death or disability or the Company’s failure to renew the term, Mr. Patel would be entitled to receive, in addition to accrued salary and benefits, and subject signing a release (i) a lump sum payment equal to two times his base salary and target bonus for the year of termination, minus $300,000, (ii) a lump sum payment equal to a pro-rata portion of the annual bonus that the executive would have earned for the year of termination based on the target bonus for such year, based on the portion of the year that the executive was employed by the Company, (iii)

reimbursement for monthly “COBRA” premiums for a period not to exceed two years and (iv) treatment of any outstanding equity awards determined in accordance with the terms of the equity incentive plan and applicable award agreements. If any such termination were to occur within 12 months of a Change in Control (as defined in the Patel Employment Agreement), Mr. Patel would instead be entitled to receive, subject to certain conditions (i) a lump sum payment equal to two times the executive’s base salary and target bonus for the year of termination (or, if greater, the immediately preceding year), (ii) a lump sum payment equal to the executive’s target bonus for the year of termination (or, if greater, the year in which the Change in Control occurs), (iii) reimbursement for monthly “COBRA” premiums for a period not to exceed two years and (iv) treatment of any outstanding equity awards determined in accordance with the terms of the equity incentive plan and applicable award agreements.

Each of the Schaible Employment Agreement, the Ridenhour Employment Agreement and the Patel Employment Agreement contains covenants restricting the use of the Company’s confidential information, as well as regarding non-competition and the non-solicitation of employee and customer covenants during the term of employment and one year thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of shares of Common Stock as of September 19, 2025:

each person who is the beneficial owner of more than 5% of the outstanding shares of Common Stock;

the Company’s executive officers and directors; and

all of the Company’s executive officers and directors as a group.

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

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o AtlasClear Holdings, Inc., 2203 North Lois Avenue, Suite 814, Tampa, FL 33607.

The percentage ownership of Common Stock is based on 126,819,145 shares of Common Stock outstanding as of September 25, 2025.

		Approximate
	Number of Shares	Percentage of
	Beneficially	Outstanding Shares
Name and Address of Beneficial Owner(1)	Owned	of Common Stock
Directors and executive officers of AtlasClear Holdings:
Steven Carlson(2)	52,928	*
Thomas J. Hammond(3)	2,041	*
Robert D. Keyser	—	—
Sandip I. Patel(4)	809,956	*
Craig Ridenhour	—	—
John Schaible(5)	18,932	*
All directors and executive officers as a group (5 individuals)	883,857	*

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AtlasClear Holdings, Inc., 2203 Lois Avenue, Suite 814, Tampa, FL 33607.

(2)	Consists of (i) 0 shares of Common Stock (on a post-split basis) and (ii) Private Warrants to purchase 52,928 shares (on a post-split basis) of Common Stock that are currently exercisable.
(3)	Consists of (i) 706 shares of Common Stock (on a post-split basis) and (ii) Private Warrants to purchase 1,335 shares (on a post-split basis) of Common Stock that are currently exercisable.
(4)	Consists of (i) 4,054 shares of Common Stock (on a post-split basis) and (ii) Private Warrants to purchase 5,902 shares (on a post-split basis) of Common Stock that are currently exercisable.
(5)	Consists of (i) 798,237 shares of Common Stock (on a post-split basis) and (ii) Private Warrants to purchase 11,719 shares (on a post-split basis) of Common Stock that are currently exercisable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pre-Business Combination Related Person Transactions

On March 14, 2022, Quantum issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures as evidence of the working capital loans. The note bore no interest and was payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of Quantum’s initial business combination. The note was required to be repaid in cash at the closing of the Business Combination and was not convertible into Private Warrants. A principal balance of $480,000 had been advanced under the note. On February 9, 2024, upon the closing of the Business Combination, the unsecured promissory note, among other indebtedness, was settled with the issuance of 33,334 shares described below.

In connection with the closing of the Business Combination the Company issued 33,334 shares of Common Stock to Qvent, LLC, an affiliate of Quantum Ventures, in settlement of an aggregate of $4,577,569 advanced to Quantum through the closing date of the Business Combination.

In October 2023, certain investors provided an aggregate of $1,300,000 in subordinated demand notes which were funded on October 13, 2023. The investors included Mr. Schaible who funded $250,000 through a wholly-owned entity and other owners of Wilson-Davis. The demand notes are expected to mature on October 13, 2025 and have an interest rate of 5% per annum, payable quarterly.

Post-Business Combination Related Party Transactions

On February 16, 2024, AtlasClear and Pacsquare entered into the Pacsquare Purchase Agreement, pursuant to which certain technology assets were transferred to AtlasClear. The purchase price for the assets was $4.8 million as follows: (i) $1.9 million, consisting of (A) $100,000 payable in a cash upon delivery of the source code and execution of the Pacsquare Purchase Agreement; (B) $850,000 payable in shares of Common Stock at a price of $6.00 per share; and (C) $950,000 to be paid in four monthly installments of $237,500, payable in cash or shares of Common Stock at the price per share on the day of issuance provided the On-line Account Application and Level one Trading Platform have been delivered, and final payment for this part of the software is dependent on connectivity to FIS at the sole discretion of AtlasClear and (ii) $2.9 million to be paid ratably on a module-by-module basis upon delivery and acceptance of each of the AtlasClear Platform modules. Following the Closing, Mr. Schaible, Executive Chairman of AtlasClear and Mr. Ridenhour, President and a director of AtlasClear, each had a less than 10% ownership interest in Atlas FinTech which, prior to the Business Combination, owned 50% of AtlasClear.

On August 9, 2024, Atlas FinTech and the Company entered into the Atlas FinTech Agreement pursuant to which the Company issued to Atlas FinTech 46,471 shares of Common Stock in settlement of $803,860 of expenses that were paid by Atlas FinTech in connection with a previous proposed business combination of Quantum.

During 2025, Sandip I. Patel, P.A., a law firm that is wholly owned by Sandip I. Patel, our director, provided legal and consulting services to the Company. As consideration for such services, on July 17, 2025, the Company issued to Mr. Patel 800,000 shares of Common Stock as retainer for legal services. The shares were valued based on the closing price of the date of issuance of $0.21 for total retainer value amount of $169,920.

On September 16, 2025, the Company entered Securities Purchase Agreements with certain investors. $600,000 of the aggregate principal amount of the Notes sold pursuant to the Securities Purchase Agreements was purchased by Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, Jr., our director and the Chief Executive Officer of Dawson James Securities, Inc., the placement agent with respect to the Notes offering (the “Placement Agent”).

On September 19 and September 23, 2025, the Company entered into additional securities purchase agreements with certain additional investors. $1,000,000 of the aggregate principal amount of the additional Notes sold pursuant to the Securities Purchase Agreements were purchased by Sandip Patel, our director and executive officer. $450,000 of the aggregate principal amount of the additional Notes sold pursuant to the Securities Purchase Agreements were purchased by Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, Jr., our director and the Chief Executive Officer of the Placement Agent.

The Notes do not bear interest, and mature on the earlier of six months from issuance or the date that the Company completes a Qualified Financing (meaning an issuance and sale of capital stock raising gross proceeds of at least $10 million, as defined in the Notes). The Notes may be converted into equity, at each holder’s option, at the closing of a Qualified Financing, at the same per share price as the securities sold in the Qualified Financing. The Placement Agent is not purchasing or selling any securities offered by the Company, nor is it required to arrange for the purchase or sale of any specific number or dollar amount of securities. The Company agreed to pay the Placement Agent’s fees totaling 5% of the aggregate gross proceeds from the sale of the Notes, and to reimburse the Placement Agent’s expenses (subject to a cap).

Director Independence

The Board determined, based on information provided by each director concerning his background, employment and affiliations, that Steven Carlson, Thomas J. Hammond and Robert D. Keyser, Jr., representing three of the Company’s six directors, do not have material relationships with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the NYSE American listing standards and the rules of the SEC relating to director independence requirements. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of the Company’s securities by non-employee directors and the transactions described above under the heading “Certain Relationships and Related Party Transactions” of this Annual Report.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of (i) the Company’s financial statements for the six months ended June 30, 2024, in the amount of $115,213, and (ii) the Company’s financial statements for the year ended June 30, 2025, in the amount of $216,362.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Haynie for consultations concerning financial accounting and reporting standards for the six months ended June 30, 2024, and for the year ended June 30, 2025.

Tax Fees. We did not pay Haynie for tax planning and tax advice for the six months ended June 30, 2024, and for the year ended June 30, 2025.

All Other Fees. We did not pay Haynie for other services for the six months ended June 30, 2024, and for the year ended June 30, 2025.

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

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this Annual Report.

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

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001 41956), filed with the SEC on October 16, 2024).

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

10.16

Amended and Restated Convertible Promissory Note, dated as of October 23, 2024, by and between AtlasClear Holdings, Inc. and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 25, 2024).

10.17

First Amendment to Registration Rights Agreement, dated as of October 23, 2024, by and between AtlasClear Holdings, Inc. and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 25, 2024).

10.18

Amendment to Agreement and Plan of Merger Agreement and Plan of Merger, dated as of November 14, 2024, by and between the Company and Commercial Bancorp (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41956), filed with the SEC on November 15, 2024).

10.19

Securities Purchase Agreement, dated December 31, 2024, by and among AtlasClear Holdings, Inc. and Hanire, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.20

Registration Rights Agreement, dated December 31, 2024, by and among AtlasClear Holdings, Inc. and Hanire, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.21

Convertible Promissory Note, dated December 31, 2024, by and between AtlasClear Holdings, Inc. and Hanire, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.22

Amendment, Waiver and Consent by and between AtlasClear Holdings, Inc. and Funicular Funds, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.23

At-the-Market Agreement, dated as of February 5, 2025, between AtlasClear Holdings, Inc. and Tau Investment Partners LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41956), filed with the SEC on February 19, 2025).

10.24

AtlasClear Holdings, Inc. 2024 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41956), filed with the SEC on February 19, 2025).

10.25

Marketing Services Agreement, dated September 25, 2024, between AtlasClear Holdings, Inc. and Outside The Box Capital Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-284095), filed with the SEC on March 5, 2025).

10.26	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 17, 2025).

10.27	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 17, 2025).

10.28#

Employment Agreement with John Schaible, dated September 19, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

10.29#

Amendment to Employment Agreement with John Schaible, dated September 19, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

10.30#

Amendment No. 2 to Employment Agreement with John Schaible, dated September 24, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

10.31#

Employment Agreement with Craig Ridenhour, dated September 19, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

10.32#

Amendment to Employment Agreement with Craig Ridenhour, dated September 19, 2025 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

10.33#

Amendment No. 2 to Employment Agreement with Craig Ridenhour, dated September 24, 2025 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

10.34#

Employment Agreement with Sandip Patel, dated September 24, 2025 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K (File No. 001 41956), filed with the SEC on October 16, 2024).

21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001 41956), filed with the SEC on April 16, 2024).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtlasClear Holdings, Inc.

Date: September 29, 2025		/s/ John Schaible
	Name:	John Schaible
	Title:	Executive Chairman and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Schaible	Executive Chairman and Director	September 29, 2025
John Schaible

/s/ Craig Ridenhour	President and Director	September 29, 2025
Craig Ridenhour

/s/ Thomas J. Hammond	Director	September 29, 2025
Thomas J. Hammond

/s/ Sandip I. Patel	Director	September 29, 2025
Sandip I. Patel

/s/ Robert D. Keyser	Director	September 29, 2025
Robert D. Keyser

/s/ Steven Carlson	Director	September 29, 2025
Steven Carlson