Form 10-K/A
period 2025-06-30
AtlasClear Holdings, Inc.
filed 2025-09-30
CIK 1963088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

AtlasClear Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended June 30, 2025, originally filed with the U.S. Securities and Exchange Commission on September 29, 2025, for the sole purpose of filing the required XBRL reporting.

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

Signature	Title	Date

/s/ John Schaible	Executive Chairman	September 29, 2025
John Schaible	(Principal Executive Officer)

/s/ Sandip I. Patel	General Counsel, Chief Financial Officer and Director	September 29, 2025
Sandip I. Patel	(Principal Financial and Accounting Officer)

/s/ Craig Ridenhour	President and Director	September 29, 2025
Craig Ridenhour

/s/ Thomas J. Hammond	Director	September 29, 2025
Thomas J. Hammond

/s/ Robert D. Keyser	Director	September 29, 2025
Robert D. Keyser

/s/ Steven Carlson	Director	September 29, 2025
Steven Carlson