Form 10-Q
period 2025-09-30
AtlasClear Holdings, Inc.
filed 2025-11-14
CIK 1963088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, there were 144,580,170 shares of common stock, $0.0001 par value, issued and outstanding.

ATLASCLEAR HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2025	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,692,063	$7,533,690
Cash segregated - customers	29,291,802	21,874,954
Cash segregated - PAB	200,563	200,575
Receivables - broker-dealers and clearing organizations	13,649,538	4,179,625
Receivables - customers, net, net of allowance for credit losses of $401,128 and $401,128 as of September 30, 2025 and June 30, 2025, respectively	980,988	320,815
Other receivables	47,155	251,099
Prepaids	342,649	573,175
Trading securities, market value, net	1,435	5
Total Current Assets	47,206,193	34,933,938

Operating lease right to use lease asset	152,146	179,267
Customer list, net	12,624,914	12,932,106
Goodwill	6,142,525	6,142,525
Pacsquare asset purchase	1,736,501	1,785,104
Cash deposits - broker-dealers and clearing organizations	5,015,000	4,265,000
Bank acquisition deposit	128,645	63,645
Other assets	628,835	591,248
TOTAL ASSETS	$73,634,759	$60,892,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Payables to customers	$31,312,809	$23,935,348
Accounts and payables to officers/directors	352,536	199,088
Accounts payable and accrued expenses	5,329,871	6,194,311
Payables - broker-dealers and clearing organizations	1,735,543	497,660
Commissions, payroll and payroll taxes	386,589	395,214
Current portion of lease liability	114,271	111,983
Promissory notes	691,240	1,207,797
Current portion of long-term merger financing, net	—	980,106
Merger financing payable	—	1,618,575
Merger financing payable - derivative	—	63,696
Tau agreement liability	—	539,787
Debenture	206,610	—
Debenture – derivative	1,189,955	—
Convertible Notes, net	4,458,025	—
Convertible Notes - derivative	435,027	103,185
Subscription agreement	691,321	2,489,945
Stock payable – related party	55,087	55,087
Excise tax payable	2,673,056	2,611,618
Total Current Liabilities	49,631,940	41,003,400

Accrued contingent liability	100,000	100,000
Secured convertible note, net	100,546	8,909,070
Long-term convertible note Chardan, net	—	718,866
Derivative liability - Warrants	184,593	123,062
Earnout - liability	11,485,000	11,369,000
Deferred income tax liability	3,205,151	3,366,137
Subordinated borrowings	1,930,000	1,930,000
Trading account deposit	100,000	100,000
Long-term lease liability	41,346	70,746
TOTAL LIABILITIES	66,778,576	67,690,281

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 126,819,145 and 40,165,603 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	12,681	4,016
Additional paid-in-capital	149,848,705	135,763,445
Stock subscription receivable	(41,089)	(41,089)
Accumulated Deficit	(142,964,114)	(142,523,820)
TOTAL STOCKHOLDERS’ DEFICIT	6,856,183	(6,797,448)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$73,634,759	$60,892,833

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2025	2024
REVENUES
Commissions	$2,334,389	$1,383,828
Vetting fees	371,700	365,383
Clearing fees	714,349	1,047,712
Net gain/(loss) on firm trading accounts	(111)	1,711
Other revenue	830,263	5,448
TOTAL REVENUES	4,250,590	2,804,082

EXPENSES
Compensation, payroll taxes and benefits	3,123,630	1,279,304
Data processing and clearing costs	584,250	611,646
Regulatory, professional fees and related expenses	250,573	1,095,819
Stock compensation expense	155,411	—
Communications	218,869	152,754
Occupancy and equipment	36,751	54,004
Transfer fees	48,160	51,590
Bank charges	58,718	55,901
Bad debt	40	—
Intangible assets amortization	355,795	307,191
Other	295,631	136,975
TOTAL EXPENSES	5,127,828	3,745,184

LOSS FROM OPERATIONS	(877,238)	(941,102)

OTHER INCOME/(EXPENSE)
Interest income	486,357	606,758
Change in fair value of warrant liability derivative	(61,531)	246,125
Change in fair value of convertible note derivative	(52,873)	3,167,309
Change in fair value of long-term and short-term note derivative	103,185	11,152,870
Change in fair value of contingent guarantee	—	(839,775)
Change in fair value of secured convertible note	—	(89,535)
Change in fair value of merger financing	63,696	(63,195)
Change in fair value of earnout liability	(116,000)	(340,000)
Change in fair value of subscription agreement	1,798,624	(34,841)
Change in fair value of debenture derivative	(837,888)	—
Change in fair value of stock payable	—	196,151
Change in fair value of Tau agreement	334,549	(833,984)
Interest expense	(1,434,210)	(1,456,996)
TOTAL OTHER INCOME/(EXPENSE)	283,909	11,710,887

NET INCOME/(LOSS) BEFORE INCOME TAXES	(593,329)	10,769,785

Income tax (expense) benefit	153,035	(21,752)

NET INCOME/(LOSS)	$(440,294)	$10,748,033

Basic weighted average shares outstanding, common stock	59,947,249	256,405
Basic net income (loss) per share, common stock	$(0.01)	$41.92

Diluted weighted average shares outstanding, common stock	59,947,249	1,892,470
Diluted net loss per share, common stock	$(0.01)	$(1.90)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance — June 30, 2025	40,165,603	$4,016	$135,763,445	$(41,089)	$(142,523,820)	$(6,797,448)

Shares issued as conversion of $2,680,437 principal and interest on long-term and merger financing notes	15,922,008	1,592	2,678,845	—	—	2,680,437

Shares issued as conversion of $9,591,650 in principal and interest on secured convertible notes	63,944,332	6,394	9,585,256	—	—	9,591,650

Shares issued as conversion of $959,764 in principal on convertible notes Chardan	4,845,072	485	959,279	—	—	959,764

Shares issued under Software as a Service License Agreement	356,901	36	57,785	—	—	57,821

Shares issued as conversion of $438,922 in principal and interest on promissory note	585,229	58	438,864	—	—	438,922

Shares issued for consulting services provided by director.	800,000	80	169,840	—	—	169,920

Shares issued to settled vendor invoice	200,000	20	39,980	—	—	40,000

Vested portion of stock based compensation	—	—	155,411	—	—	155,411

Net loss	—	—	—	—	(440,294)	(440,294)

Balance — September 30, 2025 (unaudited)	126,819,145	$12,681	$149,848,705	$(41,089)	$(142,964,114)	$6,856,183

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance — June 30, 2024	207,585	$21	$110,165,209	$—	$(148,274,113)	$(38,108,883)

Common stock issued to for consulting services	200	—	2,578	—	—	2,578

Shares issued as purchase consideration for the assets of Pacsquare	8,333	1	122,299	—	—	122,300

Shares issued as conversion of $325,000 in principal on convertible notes Chardan	29,485	3	324,997	—	—	325,000

Shares transferred by related parties as settlement for Company obligations under various financial instruments	—	—	2,412,930	—	—	2,412,930

Shares issued as conversion of $359,896 in principal and $7,530 of interest on short-term merger financing notes	31,035	3	367,423	—	—	367,426

Shares issued to related party as settlement for $803,860 in related party payable.	46,471	5	803,855	—	—	803,860

Shares issued to as additional consideration for delayed payment on merger financing notes	1,267	—	16,340	—	—	16,340

Shares issued under Tau agreement settled through September 30, 2024	24,092	2	302,998	(154,619)	—	148,381

Shares issued for shares transferred by related party as repayment of shares transferred to cover Company obligations as noted above net of contributed capital for debt assumed	22,292	2	(2)	—	—	—

Net income	—	—	—	—	10,748,033	10,748,033

Balance — September 30, 2024 (unaudited)	370,760	$37	$114,518,627	$(154,619)	$(137,526,080)	$(23,162,035)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(440,294)	$10,748,033
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of warrant liability derivative	61,531	(246,125)
Change in fair value of convertible note derivative	52,873	(3,167,309)
Change in fair value of long-term and short-term note derivative	(103,185)	(11,152,870)
Change in fair value of contingent guarantee	—	839,775
Change in fair value of debenture derivative	837,888	—
Change in fair value of secured convertible note	—	89,535
Change in fair value of merger financing	(63,696)	63,195
Change in fair value of earnout liability	116,000	340,000
Change in fair value of subscription agreement	(1,798,624)	34,841
Change in fair value of stock payable	—	(196,151)
Change in fair value of Tau agreement	(334,549)	833,984
Late fee paid in shares to sellers	—	16,340
Non-cash interest in expense on financial instruments	1,342,569	1,403,503
Realized gain on Tau agreement	—	30,562
Other non-cash (gain) loss	61,438	—
Consulting expense paid with stock	267,741	—
Stock based compensation	155,411	2,578
Bank acquisition deposit write off	—	91,200
Depreciation expense	—	4,569
Amortization of intangibles	355,795	307,191
Allowance for bad debt	40	639
Net lease payments	9	(249)
Changes in operating assets and liabilities:
Cash deposits with clearing organization & other B/Ds	(750,000)	—
Receivables from brokers & dealers	(9,469,913)	(583,869)
Receivables from customers	(660,213)	652,455
Receivables from others	(1,294)	(57,235)
Advances & prepaid expenses	230,526	23,692
Other assets	(37,587)	—
Payables to customers	7,377,461	(153,100)
Payables to officers & directors	153,448	42,357
Payable to brokers & dealers	1,237,883	15,323
Accounts payable and accrued expenses	(920,453)	223,401
Commissions and payroll taxes payable	(8,625)	(51,617)
Deferred taxes	(160,986)	20,959
Trading deposits	(1,430)	—
Net cash provided by (used for) operating activities	(2,500,236)	175,607

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(UNAUDITED)

Cash Flows from Investing Activities
Cash paid for purchase of Pacsquare	(65,000)	(65,000)
Net cash used for investing activities	(65,000)	(65,000)

Cash Flows from Financing Activities
Proceeds from Tau agreement	—	148,383
Proceeds from Convertible Notes, net of transaction cost	4,700,000	—
Proceeds from debenture, net of transaction cost	490,000	—
Proceeds from third party advances	200,000	—
Repayment of promissory notes	(249,555)	—
Net cash provided by financing activities	5,140,445	148,383

Net Change in Cash	2,575,209	258,990

Cash at beginning of period	29,609,219	27,307,886

Cash at end of period	$32,184,428	$27,566,876

Supplementary cash flow information:

Cash paid for interest	$33,725	$24,375
Cash paid for income taxes	$—	$—

Supplemental cash flow information non-cash investing and financing activities:

Decrease in goodwill due to change in deferred tax liability	$—	$1,562,200
Initial shares issued under Tau agreement	$—	$441,524
Value of shares transferred by related parties to settle obligations	$—	$2,412,930
Shares issued to purchase Pacsquare and amounts included in accounts payable	$—	$137,300
Shares issued to related party for settlement of accounts payable	$—	$803,860
Receivable from shares advanced under Tau agreement	$205,238	$154,619
Shares issued for conversion on convertible notes Chardan	$959,764	$325,000
Shares issued for conversion of principal and interest on short-term note	$—	$367,426
Initial value of derivative included in merger financing	$—	$113,044
Shares issued for conversion of principal and interest on short-term notes	$1,014,055	$—
Shares issued for conversion of principal and interest on merger financing	$1,666,382	$—
Shares issued for conversion of principal and interest on secured convertible note	$9,591,650	$—
Shares issued for conversion of principal and interest on promissory note	$438,922	$—
Original issued discount included in convertible note	$1,000,000	$—
Initial value of derivative included convertible note derivative	$352,067	$—
Initial value of derivative included debenture derivative	$382,154	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

On February 9, 2024 (the “Closing Date”), the Company consummated the previously announced transactions pursuant to that certain Business Combination Agreement dated November 16, 2022 (as amended, the “Business Combination Agreement”), among the Company, Quantum, Atlas FinTech Holdings Corp. (“Atlas FinTech”) and certain other parties. The transactions consummated as a result of the Business Combination Agreement are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination (the “Closing”), the Company changed its name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.” As a result, the operation history of Quantum survived the merger. Pursuant to the Business Combination Agreement, AtlasClear received certain assets from Atlas FinTech and Atlas Financial Technologies Corp., a Delaware corporation, and completed the acquisition of broker-dealer Wilson-Davis & Co., Inc. (“Wilson-Davis”).

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

Wilson-Davis is a securities broker and dealer, dealing in over-the-counter and listed securities. Wilson-Davis is registered with the Securities and Exchange Commission (the “SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

Reverse Stock Split and Authorized Share Increase

On December 31, 2024, the Company effected a 1-for-60 reverse stock split of its common stock. As a result of the reverse stock split, every 60 shares of the Company’s issued and outstanding common stock were automatically combined into one share of common stock, with any fractional shares rounded up to the nearest whole share. The reverse stock split did not change the par value of the common stock; however, the Company increased the number of authorized shares of its capital stock to 525,000,000 shares, consisting of 500,000,000 shares of common stock, $0.0001 par value per share (“Common Stock”), and 25,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”).

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

●	EPS and other per-share data were adjusted proportionally to reflect the reverse stock split.
●	The reverse stock split had no impact on the Company’s total stockholders’ equity, net income, or overall financial condition.

Management believes that the reverse stock split was necessary to regain compliance with stock exchange listing requirements and improve marketability of the stock.

Liquidity and Going Concern Considerations

As of September 30, 2025, the Company had incurred recurring operating losses and negative cash flows from operations since inception. These conditions, when considered in the aggregate, previously raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

Subsequent to September 30, 2025, the Company completed a financing transaction that alleviated this substantial doubt. On October 8, 2025, the Company entered into an amended and restated securities purchase agreement (the “Restated SPA”) with Funicular Funds, LP (“Funicular”), pursuant to which the Company issued and sold, for a purchase price of $10.0 million, an amended and restated secured convertible promissory note (the “Restated Note”) in the principal amount of $10,097,782. The Restated Note amends and restates the Company’s original $6.0 million secured convertible note issued to Funicular in February 2024 (the “Secured Convertible Note”). The Restated Note bears interest at 11% per annum, payable semi-annually in cash or in-kind at the Company’s option, matures on October 8, 2030, and is secured by a perfected security interest in substantially all of the Company’s assets and the assets of its subsidiaries.

In addition, on October 8, 2025, the Company entered into a securities purchase agreement (the “Equity SPA”) with certain institutional investors, including Funicular, pursuant to which the Company issued and sold units (“Units”), each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.75 per share. The Units were sold at $0.60 per Unit for an aggregate sales price of $10 million, including $4.25 million converted from the Convertible Notes (as defined in Note 2 below). The closings of the issuances of the Restated Note and the Units occurred between October 9 and October 14, 2025.

The aggregate gross proceeds from these financings totaled approximately $15.75 million, after giving effect to the conversion of $4.25 million of Convertible Notes, and before deduction of placement agent fees and offering expenses. Management expects that these proceeds, together with projected cash flows from operations, will provide sufficient liquidity to fund the Company’s operations and satisfy its obligations as they become due for at least twelve months following the issuance of these condensed consolidated financial statements.

Accordingly, management has concluded that the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated as a result of the successful completion of these financing transactions.

Inflation Reduction Act of 2022

Any redemption or other repurchase of the Company’s Common Stock that occurs after December 31, 2022, including in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax payable under the Inflation Reduction Act of 1922. The Company has accrued for the estimated excise tax as a result of the redemptions that occurred after December 31, 2022. As of September 30, 2025 and June 30, 2025 the excise tax payable is $2,673,056 and $2,611,618, respectively. As of the date of filing the Company has not paid the excise tax and, as such, the Company may be subject to interest and penalties.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on September 30, 2025. The accompanying condensed balance sheet as of June 30, 2025 has been derived from the audited financial statements included in the Form 10-K/A. The interim results for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending June 30, 2026 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Impairment of Long-lived and Intangible Assets

The Company had no impairment charges during the three-month periods ended September 30, 2025 and 2024.

Net (Loss) Income per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period.

The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued and outstanding. For the three months ended September 30, 2025 and 2024, the calculation excludes the dilutive impact of warrants because none would be issued under the treasury method. For the three months ended September 30, 2025, the dilutive shares were excluded as including them would be antidilutive. For the three months ended September 30, 2024, the convertible financial instrument and other share obligations were included in the dilutive calculation under the as converted method, as such the number of shares were included as if the shares were issued on July 1, 2024 and the interest expense and the change in fair value associated with the financial instruments was adjusted from net income to determine the numerator and denominator.

The following table reflects the calculation of basic net (loss) income per share of common stock (in dollars, except share amounts):

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Basic net (loss) income per common stock
Numerator:
Net (loss) income	$(440,294)	$10,748,033
Denominator:
Basic weighted average common stock outstanding	59,947,249	256,405
Basic net (loss) income per common stock	$(0.01)	$41.92

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table reflects the calculation of diluted net income (loss) per share of common stock (in dollars, except share amounts):

	Three Months Ended-	Three Months Ended-
	September 30, 2025	September 30, 2024
Diluted net (loss) income per common stock
Numerator:
Net (loss) income	$(440,294)	$10,748,033
Change in fair value of financial instruments	—	(12,655,000)
Interest on dilutive instruments	—	1,419,843
Allocation of net (loss) income, as adjusted	$(440,294)	$(487,124)
Denominator:
Dilutive weighted average common stock outstanding	59,947,249	256,405
If converted shares	—	1,636,065
	59,947,249	1,892,470
Diluted net (loss) income per common stock	$(0.01)	$(1.90)

Below is a summary of the potentially dilutive instruments as of September 30, 2025 and 2024:

Description	September 30, 2025	September 30, 2024
Short Term Notes	—	817,513
Convertible notes - Chardan	—	321,066
Secured convertible note	670,307	436,705
Subscription agreement	1,195,986	46,978
Tau agreement	—	20,892
Stock payable	—	4,167
Debenture	3,888,887	—
Stock Based Compensation	1,973,684	—
Promissory note	576,616	5,691
Total Shares issuable under Convertible Note obligations – if converted total dilutive	8,305,480	1,653,012

Public Warrants	10,062,500	10,062,500
Private Warrants	5,553,125	5,553,125
Secured convertible note warrants	600,000	600,000
Total excluded under treasury method – out of the money	16,215,625	16,215,625

During the three months period ended September 30, 2025, the Company issued convertible promissory notes (the “Convertible Notes”) with an aggregate principal amount of $6,000,000. Under the terms of the Convertible Notes, if not sooner repaid, all outstanding principal and accrued but unpaid interest was to automatically convert, at the election of the holder, into shares of the same class of equity securities issued in the Company’s next qualified equity financing (“Qualified Financing”). A Qualified Financing was defined as the issuance and sale of the Company’s capital stock resulting in gross proceeds of at least $10.0 million, excluding any indebtedness converted in such financing.

Upon a Qualified Financing, the Convertible Notes were convertible into that number of shares of equity securities equal to (x) the outstanding principal and accrued interest divided by (y) the price per share of the equity securities issued in the Qualified Financing, and otherwise on the same terms as those securities.

As of September 30, 2025, no Qualified Financing had occurred, and therefore no shares were issuable or outstanding related to the Convertible Notes. The conversion feature represents a contingent right to receive shares upon a future event. Accordingly, shares issuable upon conversion of the Convertible Notes have been excluded from the computation of diluted net loss per share because the contingency had not been satisfied as of the reporting date. In October 2025, upon the consummation of the transactions contemplated by the Equity SPA, $4.25 million payable by the Company under the Convertible Notes was converted into Units, and the remaining balance of the Convertible Notes was paid in full.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Coverage of $250,000. The Company has not experienced losses on these accounts. The Company’s cash is deposited at two financial institutions. At September 30, 2025, the Company had no amounts in excess of the FDIC limit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities, convertible notes derivative liability and the earnout out liability (see Note 12).

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

NOTE 3. CASH SEGREGATED IN ACCORDANCE WITH FEDERAL REGULATIONS

Wilson-Davis is required by Rule 15c3-3 of the SEC to maintain a cash reserve with respect to customers’ transactions and credit balances, on a settlement date basis. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of September 30, 2025 and June 30, 2025, was calculated to be $29,793,711 and $20,890,603, respectively. As of such dates, Wilson-Davis had $29,189,001 and $21,175,129, respectively, cash which was $604,710 less than and $284,526 more than the amount required, respectively. On October 1, 2025, Wilson-Davis deposited $1,200,000 into the reserve account in accordance with the rule, which resulted in an excess of $595,291.

Wilson-Davis is also required by Rule 15c3-3 of the SEC to maintain a cash reserve with respect to broker-dealer transactions and credit balances. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of each of September 30, 2025 and June 30, 2025 was calculated to be $100,000. As of September 30, 2025 and June 30, 2025, Wilson-Davis had $200,563 and $200,575, respectively, cash on deposit in the reserve account, which was $100,563 and $100,575, respectively, more than the amount required.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 4. NET CAPITAL REQUIREMENTS

As a broker-dealer, Wilson-Davis is subject to the uniform net capital rule adopted and administered by the SEC. The rule requires maintenance of minimum net capital and prohibits a broker-dealer from engaging in securities transactions at a time when its net capital falls below minimum requirements, as those terms are defined by the rule. Under the alternative method permitted by this rule, net capital shall not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. Also, Wilson-Davis has a minimum requirement based upon the number of securities markets that it maintains. On September 30, 2025 and June 30, 2025, Wilson-Davis’s net capital was $12,281,941 and $11,190,362, respectively, which was $12,031,941 and $10,940,362, respectively, in excess of the minimum required.

NOTE 5 – CASH AND RESTRICTED CASH

Reconciliation of cash and restricted cash as shown in the condensed statements of cash flows is presented in the table below:

	September 30, 2025	June 30, 2025
Cash and cash equivalents	$2,692,063	$7,533,690
Cash segregated - customers	29,291,802	21,874,954
Cash segregated - PAB	200,563	200,575
Total cash and restricted cash shown in the statement of cash flows.	$32,184,428	$29,609,219

NOTE 6. RELATED PARTY TRANSACTIONS

Related Party Share Issuance/Transfers

During the month of July 2024, Quantum Ventures LLC (“Quantum Ventures” or the “Sponsor”) and AtlasFinTech transferred 25,982 and 16,528 shares, respectively, for total contributed shares of 42,510 shares recorded as contributed capital for $2,412,930 to various debt holders as described below. The Company recorded contributed capital for the value of the liabilities settled with their personal shareholdings. The contributed capital recognized was $21,299 in interest paid in shares for promissory notes, $217,397 in interest for Secured Convertible Note, $400,000 of principal under a convertible note (the “Chardan Note”) payable to Chardan Capital Markets LLC (“Chardan”) along with $212,803 in interest paid for the Chardan Note, $351,141 in interest for short and long term Notes and $1,210,290 for payment under contingent obligation to Wilson-Davis sellers.

On August 9, 2024, the Company entered into a Satisfaction of Discharge of Indebtedness Agreement with Atlas FinTech. Pursuant to the agreement, the Company issued 46,471 shares of Common Stock in satisfaction of $803,860 included in accounts payable. In addition, the Company issued  22,292 shares of Common Stock as reimbursement for shares that were transferred by AtlasFinTech, as described above, to satisfy the Company’s requirements to pay interest on various loans with unrestricted shares. As such, a total of 68,763 shares of Common Stock were transferred to Atlas FinTech in satisfaction.

Advances from Related Parties

On May 9, 2024, Quantum Ventures, a related party, transferred 935 shares of Common Stock to pay for the $47,750 of interest in connection with the Short-Term Notes (as defined in Note 8 below). The shares are to be reimbursed applying at a 13% interest, as such a payable of $55,087 is due and payable to Quantum Ventures.

During the three months ended September 30, 2025, $5,000 was advanced by the Executive Chairman to the Company to cover vendor obligations. As of September 30, 2025, amounts due to the Executive Chairman is $20,000.

During the three months ended September 30, 2025 $7,300 was advanced by the President to the Company to cover vendor obligations. As of September 30, 2025, amounts due to the President is $27,300.

On July 17, 2025, the Company issued 800,000 shares of Common Stock to Sandip I. Patel, P.A., a law firm that is wholly owned by Sandip I. Patel, the Company’s General Counsel, Chief Financial Officer and a member of the Company’s board of directors, as consideration for legal and consulting services provided to the Company prior to his employment. The shares were valued based on the closing price of the date of issuance of $0.21 for a total value of $169,920.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Note Financing

In September 2025, the Company entered into the September-Securities Purchase Agreements, as defined and described in Note 8 below. $1,050,000 and $1,000,000, respectively, of the aggregate principal amount of the Convertible Notes sold pursuant to the September-Securities Purchase Agreements were sold to Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, Jr., who is a member of the Company’s board of directors, and to Sandip Patel, a member of the Company’s board of directors.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Earnout Liability

In connection with the Closing, and pursuant to the terms of the Business Combination Agreement, stockholders of AtlasClear (the “AtlasClear Stockholders”) received merger consideration (the “Merger Consideration Shares”) consisting of 74,000 shares of Common Stock. In addition, the AtlasClear Stockholders will receive up to 5,944,444 shares of Common Stock (the “Earn Out Shares”) upon certain milestones (based on the achievement of certain price targets of Common Stock following the Closing). The milestones were not met during the first 18 months following the Closing, as such the price target Earn Out Shares will not be issued. Atlas FinTech will also receive up to $20 million of shares of Common Stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for five years following the Closing, with no catch-up between the years. The Earn Out provision was analyzed under ASC 480 and ASC 815. The Software Products Earn Out Shares Payments in this transaction are within the scope of ASC 480 and therefore have be accounted for as a liability. As of September 30, 2025 and June 30, 2025 the fair value of the earnout liability was $11,485,000 and $11,369,000, respectively. See Note 12 Fair Value Measurements for additional information.

Employment Agreements

On September 19, 2025, the Company entered into employment agreements and amendments to employment agreements with each of John Schaible, the Company’s Executive Chairman, and Craig Ridenhour, the Company’s President, and on September 24, 2025, the Company entered into second amendments to such agreements with each such officer.

The employment agreements with Mr. Schaible and Mr. Ridenhour, as amended by such amendments (as so amended, the “Schaible Employment Agreement” and the “Ridenhour Employment Agreement,” respectively) provide for the employment of Mr. Schaible and Mr. Ridenhour as Executive Chairman and President, respectively, reporting to the Board, for an initial term of three years, subject to automatic successive one-year renewals unless either party provides written notice of non-renewal at least 60 days’ prior to the end of the then-current term. Each executive is entitled to receive an initial annual base salary of $400,000, subject to review at least annually and increase to $450,000 and $500,000 in the second and third years of the term, respectively. In addition, each executive is entitled to receive (i) a one-time cash signing bonus of $300,000, of which one-third was payable immediately and the balance is payable upon the earlier of (a) a minimum qualified cumulative financing of $5 million or (b) one-third at the end of the fourth quarter of 2025 and one-third at the end of the first quarter of 2026; and (ii) one-time stock grants of 700,000 shares and 286,842 shares on signing and July 1, 2026, respectively, in each case to vest on June 30 of the year following the grant. Each executive is also entitled to receive an annual bonus, provided that the Company is profitable and determined at the discretion of the board, annual equity awards under the Company’s equity incentive plan, and up to five stock awards, each in an amount equal to 1% of the total number of the Company’s outstanding shares, vesting over three years, in the event the Company’s stock trading price reaches the following 10-day volume weighted average prices: $0.75, $1.00, $1.24, $1.49 and $1.74.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

On September 24, 2025, the Company entered into an employment agreement with Sandip Patel (the “Patel Employment Agreement”), a member of the Board, pursuant to which Mr. Patel is employed as the Company’s General Counsel and Chief Financial Officer, reporting to the Board, for an initial term of three years, subject to automatic successive one-year renewals unless either party provides written notice of non-renewal at least 60 days’ prior to the end of the then-current term. Mr. Patel is entitled to receive an initial annual base salary of $350,000, subject to review at least annually and increase to $400,000 and $450,000 in the second and third years of the term, respectively. In addition, Mr. Patel is entitled to receive a one-time cash signing bonus of $250,000, of which one-third was payable immediately and the balance is payable upon the earlier of (a) a minimum qualified cumulative financing of $5 million or (b) one-third at the end of the fourth quarter of 2025 and one-third at the end of the first quarter of 2026. Mr. Patel is also entitled to receive an annual bonus, provided that the Company is profitable and determined at the discretion of the board, annual equity awards under the Company’s equity incentive plan, and up to five stock awards, each in an amount equal to 0.5% of the total number of the Company’s outstanding shares, vesting over three years, in the event the Company’s stock trading price reaches the following 10-day volume weighted average prices: $0.75, $1.00, $1.24, $1.49 and $1.74.

Refer to Note 11 for discussion regarding stock based compensation. As of September 30, 2025 the Compnay paid the one time sign in bonus for a total of $850,000 under the employment agreemets discussed above.

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

Wilson-Davis

On February 27, 2018, an extended hearing panel of the Department of Enforcement of FINRA, Office of Hearing Officers, issued its decision ordering Wilson-Davis to pay fines aggregating $1.47 million for violations of the applicable short sales and anti-money laundering rules. Wilson-Davis appealed the decision to the National Adjudicatory Council (“NAC”). On December 19, 2019, NAC issued its decision ordering that the fines be reduced by $205,000 to an aggregate of $1.265 million. Wilson-Davis made a timely appeal to the SEC to hear the case. On December 28, 2023, the SEC issued a ruling affirming the findings of violations and remanding the matter back to FINRA to reconsider the appropriate sanctions in light of the SEC decision. On July 10, 2025, the NAC reduced the fines to an aggregate of $490,000. The Company made a timely appeal of the decision to the SEC. Pursuant to FINRA Rules, the Company’s timely appeal of the decision to the SEC deferred the effectiveness of the findings and sanctions. Due to the disparity in the range of fines of similar cases, the Company believes that the final amount is not reasonably estimable. The Company has booked a contingent liability totaling $100,000 which represents the estimated low end of the possible range of fines.

NOTE 8. NOTES PAYABLE

Chardan Convertible Note

During the three months ended September 30, 2025, the Company issued a total of 4,845,072 shares of Common Stock to Chardan under the Chardan Note, for total of $959,764 in principal. The conversion rate of 90% of the trailing seven-trading day VWAP prior to payment was between $0.16 and $0.18 per share. As a result, the Company recognized $240,897 in amortized debt discount included in interest expense and has fully settled the Chardan Note balance. As of September 30, 2025 and June 30, 2025, the balance under the Chardan Note was $0 and $718,866, respectively.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

During the three-month period ended September 30, 2024, the Company received conversion notices under the Chardan Note for an aggregate principal amount of $725,000, and issued a total of 37,717 shares of Common Stock, of which 6,113 were transferred from Quantum Ventures and 2,119 were transferred from Atlas FinTech (see Note 6 above), and 29,485 were newly issued shares. During the three-month period ended September 30, 2024, the Company recognized $137,872 in interest expense on the principal and $86,209 of interest related to the amortization of the debt discount created with the derivative liability. During the three-month period ended September 30, 2024, Quantum Ventures transferred 2,427 and Atlas fintech transferred 877 shares to Chardan to pay for accrued interest of $212,803.

See Note 12 for additional information on the fair value and change in fair value related to the derivative.

Secured Convertible Note Financing

During the three months ended September 30, 2025, the Company issued a total of 63,944,332 shares of Common Stock to Funicular under the Secured Convertible Note for total of $9,324,489 in Principal and $267,161 of interest. The conversion rate was $0.15 per share, which is the floor established under the agreement.

As of September 30, 2025, the company recognized $269,925 in interest expense on the principal and $513,201 of interest related to the amortization of the debt discount. As of September 30, 2025, the carrying value of the Secured Convertible Note was $100,546, net of discount of $0. As of June 30, 2025, the carrying value of the Secured Convertible Note was $8,909,070, net of discount of $513,201.

As of September 30, 2024, the Company recognized $246,660 in interest expense on the principal and $180,085 of interest related to the amortization of the debt discount. As of September 30, 2024, the carrying value of the Secured Convertible Note was $7,066,449, net of discount of $791,581. During the three month period ended September 30, 2024, Quantum Ventures transferred 368,004 shares to pay for accrued interest of $217,373.

On October 8, 2025, the Company and Funicular entered into the Restated SPA and the Restated Note. See Note 14, Subsequent Events.

Sellers Note

As a result of the acquisition of Wilson-Davis, the Company issued (i) $5,000,000 in aggregate principal amount of notes due 90 days after the Closing Date (the “Short-Term Notes”) and (ii) $7,971,000 in aggregate principal amount of notes due 24 months after the Closing Date (the “Long-Term Notes” and, together with the Short-Term Notes, the “Seller Notes”). The Short-Term Notes accrue interest at a rate of 9% per annum, payable quarterly in arrears in shares of Common Stock, at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, cash), and are convertible at the option of the holder at any time during the continuance of an event of default, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion. The Long-Term Notes accrue interest at a rate of 13% per annum, payable quarterly in arrears in shares of Common Stock, at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, in cash), and are convertible at the option of the holder at any time commencing six months after the Closing Date, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion (or 85% if an event of default occurs and is continuing).

As of June 30, 2025 the principal balance and accrued interest of the Short-Term Notes was fully settled with shares in agreed upon conversion terms. As of June 30, 2025 the principal balance on the Long-Term Notes was $975,573 and $31,706 in accrued interest less $27,167 of unamortized debt discount, for total principal balance of $980,112 under the Long-Term Notes. The Long-Term Notes mature on February 9, 2026 and, as such, the amounts payable under the Long-Term Notes has been included in current liabilities.

As of September 19, 2025, all of the Seller Notes have been fully settled via the conversion to shares of Common Stock. The Company during the three months ended September 30, 2025, issued a total of 15,922,008 shares of Common Stock to the Wilson-Davis sellers under both the Long-Term Notes, the Merger Financing Note, as defined below, for total of $2,565,931 in Principal and $113,791 of interest. The conversion rate of 90% of the trailing seven-trading day VWAP prior to payment was between $0.16 and $0.18 per share.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

During the three-months ended September 30, 2024, the Company received conversion notices for a total $359,896 in Short-Term Note principal and $7,530 of Short-Term Note interest, and issued a total of 31,035 shares of Common Stock. During the three-months ended September 30, 2024, the company recognized $158,333 in interest expense on the short-term principal, $259,063 in interest expense on the long-term principal and $99,890 of interest related to the amortization of the debt discount on long-term loan created with the derivative liability. During the three month period ended September 30, 2024, Quantum Ventures transferred 6,133 shares to the Wilson-Davis sellers to pay for accrued interest of $92,083 on the Short-Term Notes and $259,058 on the Long-Term Notes. As of September 30, 2024, the principal balance on the Short-Term Notes was $4,640,104 and $150,803 in accrued interest net of $0 of unamortized debt discount, for a total carrying balance of $4,790,907 on the Short-Term Notes. As of September 30, 2024 the principal balance on the Long-Term Notes was $7,971,197 and $259,064 in accrued interest net of $521,646 of unamortized debt discount, for a total carrying balance of $7,708,615 on the Long-Term Notes.

Contingent Guarantee/ Merger Financing

In connection with the acquisition of Wilson-Davis, founder shares were transferred to the Wilson-Davis sellers, to cover a cash deficit of $6,000,000 (the Gross Proceeds Shortfall). The shares have a make-whole provision that is required to be accounted for under ASC 480. The Company has valued the obligation as of June 30, 2024 of $3,256,863 based on the cash value that would need to be renumerated by the Company. The value of the cash that would be paid was deemed to be the fair value of the contingent guarantee. The Company analyzed the public sales of the shares transferred to determine the amount of cash recovered less the $4,000,000 contingent guarantee resulting in a liability due of $3,256,863. As of February 9, 2024, the 885,010 shares transferred by Quantum Ventures and AtlasFintech were valued at $8,850,100 which was greater than the $4,000,000 guaranteed value as such the value of the guarantee was deemed to be zero on February 9, 2024. As a result of the decrease in stock prices through June 30, 2024, the Wilson-Davis sellers have recovered $743,137 in cash through sales of the shares transferred resulting in the value of the liability as of June 30, 2024 to be $3,256,863.

During the three-month period ended September 30, 2024, Atlas FinTech agreed to transfer 1,234,990 in shares of Common Stock to the Wilson-Davis sellers under the contingent guarantee, resulting in a reduction in the contingent guarantee of $1,210,290 based on the fair value of the shares transferred on the transfer date.

On August 9, 2024, the Company entered into an agreement to modify the terms of the contingent guarantee where the Company agreed to enter into a convertible note on the amount that had not yet been recovered through share issuances of $2,886,347 plus a 5% convenience fee, resulting in the Company issuing a convertible note of $3,030,665. This Convertible Promissory Note (the “Merger Financing Note”) was issued pursuant to that certain Post-Closing Agreement dated effective August 9, 2024 (the “Agreement”), by and between the Company and the former stockholders of Wilson-Davis, to address the remaining Gross Proceeds Shortfall that cannot be remedied by the transfer of Additional Shares. The Merger Financing Note was analyzed under ASC 480 and ASC 815, as a result of the Company not having sufficient shares authorized to settled the convertible note, the Merger Financing Note falls under ASC 815.

Under ASC 815, the conversion feature was bifurcated resulting in a conversion liability of $113,044 for the Merger Financing Note at issuance. As of September 30, 2024, the Company recognized $56,909 in interest expense on the principal and $10,707 of interest related to the amortization of the debt discount created with the derivative liability. See Note 12 for additional information on the fair value of the derivative.

The carrying balance of the Merger Financing Note as of June 30, 2025, net of principal converted to shares of $1,439,586, was $1,618,575, net of $24,215 in unamortized debt discount. The Company issued a total of 15,922,008 shares of Common Stock to the Wilson-Davis sellers for both the Long-Term Note and the Merger Financing Note for total of $2,565,931 in Principal and $113,791 of interest. The conversion rate of 90% of the trailing seven - trading day VWAP prior to payment was between $0.16 and $0.18 per share. As of September 19, 2025 the Merger Financing Note was paid in full and the Company recognized $24,215 in amortized debt discount and $23,599 in interest expense.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Tau Agreement - ELOC

On July 31, 2024, the Company and Tau Investment Partners LLC (“Tau”) entered into an at-the-market agreement (the “ELOC”). Pursuant to the ELOC, upon the terms of and subject to the satisfaction of certain conditions, the Company has the right from time to time at its option to direct Tau to purchase up to a specified maximum amount of shares of the Common Stock, up to a maximum aggregate purchase price of $10 million, over a 24-month term commencing on the date of the ELOC. The Company may request, on dates determined by it, individual advances up to the greater of 100,000 shares or such amount as is equal to 50% of the average daily volume traded of the Common Stock during the 30 trading days immediately prior to the date the Company requests each advance, subject to the aggregate limit of $10 million. Any such advance will reduce amounts that the Company can request for future advances and draw downs. The purchase price payable for the shares sold pursuant to any advance will be equal to 97% of the lowest volume weighted average price of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice. Tau’s obligation to purchase the shares the Company requests to sell pursuant to any advance is conditioned upon, in addition to certain other customary closing conditions, the continued effectiveness of a registration statement pursuant to which Tau may freely sell the shares to be received.

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

As both the Commitment Amount and Commitment Fee were issued in a single transaction and are both remeasured to fair value through earnings in each subsequent reporting period, the proceeds received should be allocated to each freestanding financial instrument on a pro rata basis.

When estimating the fair value, the Company has followed the guidance in ASC 820 Fair Value Measurement.

As both the Commitment Amount and Commitment Fee were issued in a single transaction and are both remeasured to fair value through earnings in each subsequent reporting period, the proceeds received should be allocated to each freestanding financial instrument on a relative fair value basis.As such, as of September 30, 2024 the Company requested advance notices for a total of $441,524 which resulted in approximately 38,500 shares to be issued. The Company recorded the initial fair value of the Commitment Amount at $391,017 and the Commitment Fee at $50,506 for total receivable under the ELOC of $441,524. The receivable under the Commitment Amount for the advances is $169,084 as of September 30, 2024.

The Company then recognized a day one charge to earning to record the Commitment Amount and the Commitment Fee at fair value at issuance of $575,136 and $74,289 reflecting an initial fair value of $966,153 for the Commitment Amount and $124,796 for the Commitment Fee liability.

During the three months period ended September 30, 2024, Tau sold and settled 24,092 of the shares which were issued under the ELOC resulting in realized sale of $303,001, Tau purchased the shares for $272,440 resulting in a realized gain to the Company of $30,562. As a result, the Company has a subscription receivable of $154,619 and received $148,382 in cash proceeds under the ELOC.

As of September 30, 2025, there are no share available under the ELOC and accordingly no further advances are anticipated. See Note 12 for additional information regarding the fair value method and related disclosures.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Second ELOC Agreement

On February 5, 2025, the Company and Tau entered into an at-the-market agreement (“Second ELOC Agreement”). Pursuant to the Second ELOC Agreement, upon the terms thereof and subject to the satisfaction of certain conditions, the Company has the right from time to time at its option to direct Tau to purchase up to a specified maximum amount of shares of Common Stock, up to a maximum aggregate purchase price of $12.25 million (the “Commitment Amount”), over the 24-month term of the Second ELOC Agreement. The Company may request, on dates determined by it, individual advances up to the greater of 2,000 shares or such amount as is equal to 50% of the average daily volume traded of the Common Stock during the 30 trading days immediately prior to the date the Company requests each advance, subject to the Commitment Amount. Any such advance will reduce amounts that the Company can request for future advances and draw downs. The purchase price payable for the shares sold pursuant to any advance will be equal to 97% of the lowest VWAP of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice. Tau’s obligation to purchase the shares the Company requests to sell pursuant to any advance is conditioned upon, in addition to certain other customary closing conditions, the continued effectiveness of a registration statement pursuant to which Tau may freely sell the shares to be received.

The Company analyzed both the Commitment Amount and the Commitment Fee (as defined below) under ASC 480 and ASC 815. The Commitment Amount is classified as a liability and is initially measured at fair value. The Commitment Amount is subsequently measured at fair value at each reporting period with subsequent changes in fair value recorded in earnings. ASC 815-40-35-8 through 35-9 require an issuer to reassess the classification of both freestanding equity contracts and embedded equity features at each balance sheet date. If the classification changes because of events occurring during the reporting period, the instrument is reclassified as of the date of the event that caused the reclassification.

As consideration for the Second ELOC Agreement, the Company was to issue to Tau a fee equal to 1.25% of the Commitment Amount (the “Commitment Fee”) due in shares upon closing based on the closing price on the day prior to approval of the S-1. As the Commitment Fee is a variable share obligation within the scope of ASC 480, it must be initially and subsequently measured at fair value through earnings at each reporting period.

Promissory Notes

Interest Solutions, LLC. Shares of Common Stock may become issuable to Interest Solutions, LLC (“Interest Solutions”) pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $120, subject to adjustment. Accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum and the Interest Solution Note matures on February 9, 2026. Until all payments have been made to the Wilson-Davis sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three months ended September 30, 2025 and 2024, the Company recognized $8,913 and $9,011 in interest expenses, respectively. Quantum Ventures transferred shares to pay for $9,011 in accrued interest during the three months ended September 30, 2024. As of September 30, 2025 and June 30, 2025, there was $324,462 and $315,549 included in Promissory note payable. See Note 14 for disclosure regarding an amendment agreement entered on October 1, 2025.

JonesTrading Institutional Services LLC. Up to 3,283 shares of Common Stock may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $120.00, subject to adjustment. Accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three-month period ended September 30, 2025 and 2024, the Company recognized $8,627 and $12,288 in interest expenses, respectively. On September 16, 2025, the Company and JonesTrading entered into an amendment to the promissory note agreement, whereby the conversion price floor of $2.00 was amended to $0.75. As a result, on September 16, 2025, the Company issued 585,229 shares of Common Stock at a conversion price of $0.75 in full settlement of $375,000 in principal and $63,922 of accrued interest. During the three months ended September 30, 2024, Quantum Ventures transferred 101 shares of Common Stock to pay for $12,288 in accrued interest. As of September 30, 2025 and June 30, 2025, there was $0 and $430,295 included in Promissory note payable.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Toppan Merrill LLC. The Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note is February 8, 2026 and the note accrues interest at a rate of 13% per annum. The principal and interest payments due under the note is not payable in shares of Common Stock. As of September 30, 2025 and June 30, 2025, there was $55,025 and $185,788, respectively, included in Promissory note payable.

Subscription Agreement

Up to $2,500,000 in shares of Common Stock may become issuable to Winston & Strawn LLP (“Winston & Strawn”) pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”). Pursuant to the Winston & Strawn Agreement, the Company may issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. As of September 30, 2025 and June 30, 202, the amount is included in Subscription agreement as a liability of $691,321 and $2,489,945, respectively. Due to the nature of the settlement terms, the Winston & Strawn Agreement was deemed to be a derivative liability to the Company as of June 30, 2025 under ASC 480. Change in fair value of the subscription agreement are measured at each reporting period with change reported in earnings. See valuation approach and further disclosure on Note 12.

Hanire Purchase Agreement

During the three months ended September 30, 2025, the Company received $200,000 as a good faith deposit towards the securities purchase agreement entered into on December 31, 2024 between the Company and Hanire, LLC (the “ Hanire Purchase Agreement”). An amendment to the Hanire Purchase Agreement is currently being negotiated. As such, the proceeds received are treated as due on demand non interest bearing advances. If terms or repayment and additional funding is not negotiated, the Company expects to refund the good faith deposit.

Debenture

On August 4, 2025, the Company entered into a securities purchase agreement (“August-Securities Purchase Agreement”) with an institutional investor under which the Company agreed to issue and sell, in a private placement, Series A convertible debentures (the “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears 10% interest and matures on August 3, 2026. The holder is entitled to convert the unpaid principal amount of the Debenture, plus accrued interest and penalties, at any time $0.15 per share. If, at any time after Closing, the Company receives financing from third party (excluding the Holder), the Company is required to pay to the Holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the Holder, one hundred percent (100%) of the proceeds raised from the third party in excess of an aggregate amount of $10,000,000 (the “Threshold Amount”) until such time as the Face Amount of the Debenture has been paid in full. The Company agreed that, within sixty (60) calendar days after the Closing Date, the Company will file with the Securities and Exchange Commission (the “SEC”) (at the Company’s sole cost and expense) a registration statement, or an amendment to a previously-filed registration statement registering the resale of the shares of Common Stock underlying the Debenture.

The convertible debenture is within the scope of ASC 470-10 and is not an ASC 480 liability. The Company did not elect the fair value option under ASC 825-10. The instrument contains two embedded derivatives—the conversion option and the event-of-default feature—each of which requires bifurcation and separate measurement at fair value through earnings. Other redemption and prepayment features are clearly and closely related and remain within the debt host. The debenture is therefore recognized net of a debt discount, with the derivative liabilities recorded separately and subsequently remeasured to fair value through earnings. Interest expense will be recognized using the effective-interest method.

The Company recognized the discount of $362,067 at issuance consisting of the fair value of the derivative at issuance of $352,067, and $10,000 of transaction cost paid at closing. As a result the Company recognized $60,345 in amortized debt discount and $8,333 in interest expense for the three months ended September 30, 2025. The balance as of September 30, 2025 is $206,610, net of $301,723 of unamortized debt discount. See note 12 for additional disclosure regarding fair value of the derivative.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Convertible Notes

On September 16, 2025, September 19, 2025 and September 23, 2025, the Company entered into separate securities purchase agreements (each, a “September-Securities Purchase Agreement”) with certain institutional investors under which the Company agreed to issue and sell, in a private placement, convertible promissory notes (each, a “Convertible Note” and collectively, the “Convertible Notes”) for an aggregate principal amount of $6,000,000, for a gross purchase price of $5,000,000, reflecting a 20% original issue discount, before fees and other expenses. The Notes did not bear interest, and were to mature on the earlier of six months from issuance or the date that the Company completes a Qualified Financing (meaning an issuance and sale of capital stock raising gross proceeds of at least $10 million, as defined in the Convertible Notes). The Convertible Notes were convertible into equity, at each holder’s option, at the closing of a Qualified Financing, at the same per share price as the securities sold in the Qualified Financing. The Notes were subject to customary events of default and related remedies.

The Convertible Notes are within the scope of ASC 470-10 and not an ASC 480 liability. The Company did not elect the ASC 825-10 fair value option. The instrument includes two embedded derivative features—the Conversion upon Qualified Financing and Event of Default acceleration—each meeting the definition of a derivative under ASC 815-15 and therefore requiring bifurcation and separate recognition at fair value. The Convertible Notes were issued at a 16.67% discount, and the aggregate discount (original issue plus bifurcation-related) will be amortized under ASC 835-30 using the effective interest method. The Convertible Notes did not bear any stated interest, and imputed interest was recognized accordingly. The Convertible Notes are presented as debt, with derivative liabilities separately disclosed and measured at fair value.

The Company recognized the discount of $1,682,154 at issuance consisting of the fair value of the derivative at issuance of $382,154, $1,000,000 originally issued discount and $300,000 of transaction cost paid at closing. As a result, the Company recognized $140,179 in amortized debt discount for the three months ended September 30, 2025. The balance as of September 30, 2025 was $4,458,026, net of $1,541,975 of unamortized debt discount. See note 12 for additional disclosure regarding fair value of the derivative.

NOTE 9. INTANGIBLE ASSETS

Amortization expense was $355,795 and $307,191 for the three month period ended September 30, 2025 and September 30, 2024, respectively.

Intangible Assets of the company at September 30, 202 and June 30, 2025 are summarized as follows:

		September 30, 2025
	Est useful		Accumulated	Impairment
	life	Cost	Amortization	of Asset	Net
Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Pacsquare assets – Proprietary Software	10 years	1,928,800	(192,299)	—	1,736,501
Customer Lists	12 years	14,625,000	(2,000,086)	—	12,624,914
Intangible Assets		$22,696,325	$(2,192,385)	$—	$20,503,940

		June 30, 2025
	Est useful		Accumulated	Impairment
	life	Cost	Amortization	of Asset	Net
Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Developed technology	10 years	1,928,800	(143,696)	—	1,785,104
Customer Lists	12 years	14,625,000	(1,692,894)	—	12,932,106
Intangible Assets		$22,696,325	$(1,836,590)	$—	$20,859,735

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Below is a summary of the amortization of intangible assets for the next five years:

Fiscal Year	Amount
June 30, 2026	$1,055,782
June 30, 2027	1,411,577
June 30, 2028	1,414,916
June 30, 2029	1,414,577
June 30, 2030	1,411,577
Thereafter	7,655,985

NOTE 10. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 25,000,000 shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025 and June 30, 2025, there were no shares of Preferred Stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote for each share. At September 30, 2025 and June 30, 2025, there were 126,819,145 and 40,165,603 shares of Common Stock outstanding, respectively.

The Common Stock commenced trading on the NYSE American LLC (“NYSE American”) under the symbol “ATCH” on February 12, 2024. AtlasClear Holdings’ public warrants (the “Public Warrants”) commenced trading on the over-the-counter market (the “OTC”) under the symbol “ATCH WS” on February 12, 2024.

On July 17, 2025, the Company issued 800,000 shares of Common Stock to Sandip I. Patel, P.A., a law firm that is wholly owned by Sandip I. Patel, the Company’s General Counsel, Chief Financial Officer and a member of the Company’s board of directors, as consideration for legal and consulting services provided to the Company prior to his employment. The shares were valued based on the closing price of the date of issuance of $0.21 for a total value of $169,920.

On August 11, 2025, the Company issued 200,000 shares of Common Stock as consideration for $40,000 in open invoices to a service provider.

Pursuant to a Software As A Services License Agreement, as payment in shares for services rendered during the three months period ended September 30, 2025, the Company issued 356,901 shares of Common Stock valued at the closing price on the date of issuance of $0.162 per share, resulting in compensation expense of $57,821.

Refer to Notes 6 and 8 for details regarding shares issued during the three months ended September 30, 2025 and 2024.

NOTE 11. STOCK BASED COMPENSATION

Executive Employment Agreements and Equity Awards

In September 2025, the Company entered into the Schaible Employment Agreement, the Ridenhour Employment Agreement and the Patel Employment Agreement, each as discussed in Note 7.

Under the terms of these agreements, the executives are entitled to annual base salaries ranging from $350,000 to $500,000 over the three-year term, annual discretionary cash bonuses contingent upon Company profitability and board approval, and various stock-based awards under the Company’s equity incentive plan.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Time-Based Stock Awards

Each of Messrs. Schaible and Ridenhour received a one-time grant of 700,000 shares of common stock upon execution of their respective agreements and are entitled to receive an additional 286,842 shares on July 1, 2026, in each case subject to stockholder approval of an amendment to the Company’s equity incentive plan to increase the number of shares authorized for issuance thereunder. Each such grant vests on June 30 of the year following the grant date, subject to continued employment.

The grant-date fair value of the time-based awards was measured based on the closing price of the Company’s common stock on the respective grant dates and is recognized as compensation expense on a straight-line basis over the vesting period.

Performance-Based (Market Condition) Stock Awards

Each of Messrs. Schaible and Ridenhour is eligible to receive up to five performance-based stock awards, each equal to 1% of the Company’s total outstanding shares at the time of grant, and Mr. Patel is eligible to receive up to five performance-based stock awards, each equal to 0.5% of the Company’s total outstanding shares, upon achievement of specified stock price milestones, in each case subject to stockholder approval of an amendment to the Company’s equity incentive plan to increase the number of shares authorized for issuance thereunder.

These milestones are based on the Company’s common stock achieving a 10-day volume-weighted average price (“VWAP”) of $0.75, $1.00, $1.24, $1.49, and $1.74, respectively. Each award vests over three years following achievement of the applicable stock price target, subject to continued employment.

Because these awards include market conditions, the Company estimated their grant-date fair value using a Monte Carlo simulation model. The following table summarizes the key assumptions used in the valuation of these awards:

Assumption	September 2025 Grants
Expected volatility	140.6%
Risk-free interest rate	3.5%
Expected term	3.0	years
Expected dividend yield	0%
Fair value per share (Tranche 1)	$0.66
Fair value per share (Tranche 2)	$0.65
Fair value per share (Tranche 3)	$0.64
Fair value per share (Tranche 4)	$0.63
Fair value per share (Trance 5)	$0.62

Compensation cost for these awards will be recognized over the derived service period, regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered.

As of September 30, 2025, none of the stock price milestones had been achieved and no shares had vested under the performance-based awards.

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Time-based stock awards	$53,492	$—
Market-based stock awards	$101,919	$—
Total stock-based compensation expense	$155,411	$—

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

As of September 30, 2025, total unrecognized compensation cost related to unvested time- and market-based stock awards was approximately $11,273,921, which is expected to be recognized over a weighted-average period of 2.75 years.

NOTE 12. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	June 30,
Description	Level	2025	2025
Assets:
Trading securities	1	$5	$5

Liabilities:
Subscription agreement	3	$691,321	$2,489,945
Warrant liability – Private Warrants	3	$184,594	$123,062
Earnout liability	3	$11,485,000	$11,369,000
Convertible notes Chardan derivative	3	$—	$103,185
Merger financing derivative	3	$—	$63,696
Tau agreement	3	$—	$539,787
Debentures – derivative	3	$1,189,955	$—
Convertible Notes – derivative	3	$435,027	$—

Subscription Agreement

On February 9, 2024, the Registrant entered into the Winston & Strawn Agreement, as described in Note 8.

The Winston & Strawn Agreement is considered a variable-share obligation under ASC Topic 480 (“Distinguishing Liabilities from Equity”). The Winston & Strawn Agreement meets the requirements for classification under ASC 480 and as a result is required to be accounted for as a liability under ASC 480 and is presented as such on the Condensed Consolidated Balance Sheets. The Company will record a change in fair value on each reporting period until settlement in its Condensed Consolidated Statement of Operations. See Note 8 for further discussion.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

As of September 30, 2025 the Company had not issued the shares as stipulated under the agreement and, as such, the Company determined that utilizing a Monte Carlo model was no longer appropriate considering the economic nature of the contract. The Company anticipates making cash payments to settled the obligations. As such, the Winston & Strawn Agreement was valued using the Discounted Cash flow approach to better determine the fair value of the Winston & Strawn Agreement. The agreement does not have any specific provision regarding default. The key valuation input under the discounted cash flow approach was 11% discount rate applied to the anticipated cash out flows over a year.

The key inputs into the Monte Carlo model for the Subscription Agreement were as follows:

June 30,
Input	2025
Market price of public shares	$0.19
Equity volatility	167.7%
Risk-free rate	4.21%

Warrant Liability

The private placement warrants originally issued by Quantum and assumed by the Company in connection with the Business Combination (the “Private Warrants”) were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statements of operations.

The Private Warrants were, initially and as of the end of each subsequent reporting period, valued using a lattice model, specifically a Black-Scholes model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the Company’s Common Stock. The expected volatility of the Company’s Common Stock was determined based on the implied volatility of the publicly traded Public Warrants.

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

	September 30,	June 30,
Input	2025	2025
Market price of public shares	$0.51	$0.19
Risk-free rate	3.59%	3.67%
Dividend yield	0.00%	0.00%
Volatility	149.4%	167.7%
Exercise price	$689.86	$689.86
Effective expiration date	February 2029	February 2029

Earnout Liability

The liability associated with the Earnout Shares was, initially as of February 9, 2024, valued using a Monte Carlo simulation to determine if and when the revenue hurdles would be achieved. The revenue volatility and revenue to equity correlation was based upon the same guideline public companies. The Monte Carlo simulation was performed simultaneously on both the share price and revenue to account for the correlation between revenue and equity.

The key inputs into the Monte Carlo model for the Earnout liability were as follows:

	September 30,	June 30,
Input	2025	2025
Market price of public shares	$0.51	$0.19
Revenue volatility	12.00%	12.00%
Discount factor for revenue	9.95%	9.31%

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Convertible Note Derivatives

The conversion derivative, associated with Short-Term Notes, Long-Term Notes and the Chardan Note was accounted for as a liability in accordance with ASC 815-40. The conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of conversion derivative liability in the consolidated statements of operations. The convertible note derivative is made up of the fair value of the embedded conversion option included in the Long-Term Notes and the Chardan Note with a fair value as of September 30, 2025 of $0, and $0. The fair value of the embedded conversion option included in the Long-Term Notes and the Chardan Note with a fair value as of June 30, 2025 of $103,185 and $0, respectively, totaling $103,185.

Long-Term Notes

As of June 30, 2025 the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Long-Term Notes at $103,185. During the three months ended September 30, 2025 the Long-Term Notes were settled in full as such the derivative was settled in full with a zero value as of September 30, 2025.

The key inputs into the Monte-Carlo model for the conversion derivative as of June 30, 2025 were as follows:

June 30,
Input	2025
Market price of public shares	$0.19
Risk-free rate	4.13%
Discount rate	15.63%
Probability of default	14.3%
Recovery rate	28.9%
Volatility	167.7%
Effective expiration date	February 2026

Chardan Note

As of June 30, 2025 the conversion feature of the Chardan Note was valued using Monte Carlo model resulting in the fair value of the conversion option at $0. During the three months ended September 30, 2025 the Chardan Note was fully converted into shares and was settled in full as such the derivative was settled in full with a zero value as of September 30, 2025.

The key inputs into the Monte-Carlo model for the conversion derivative as of June 30, 2025 were as follows:

June 30,
Input	2025
Market price of public shares	$0.19
Risk-free rate	4.32%
Discount rate	12.43%
Probability of default	5.9%
Recovery rate	47.6%
Effective expiration date	September 30, 2025

Secured Convertible Note

As a result of the changes in stock price, the limitation on authorized shares to comply with the conversion option, the Company determined that as of June 30, 2025 valuation of the Secured Convertible Note conversion feature now was required to be bifurcated under ASC 815 and, as such, the Company fair valued the embedded derivative. As of June 30, 2025, the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Secured Convertible Note at $0. See Note 9 for additional information. The Company has sufficient shares authorized and, as such, as of September 30, 2025 the Company no longer requires bifurcation of the conversion feature.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The key inputs into the Monte-Carlo model for the conversion derivative as of June 30, 2025 were as follows:

June 30,
Input	2025
Market price of public shares	$0.19
Risk-free rate	3.63%
Discount rate	12.02%
Probability of default	44.0%
Recovery rate	47.6%
Volatility	167.7%
Effective expiration date	January 2028

Merger Financing Note

As of June 30, 2025 the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Merger Financing Note at $63,696. During the three months ended September 30, 2025, the Merger Financing Note was settled in full as such the derivative was settled in full with a zero value as of September 30, 2025.

June 30,
Input	2025
Market price of public shares	$0.19
Risk-free rate	4.13%
Discount rate	15.63%
Probability of default	14.3%
Recovery rate	28.9%
Volatility	167.7%
Effective expiration date	February 2026

Tau Agreement

As discussed in Note 8 the Tau Agreement no longer has share available to utilize and management does not intend to utilize the ELOC. As such as of September 30 2025 was deemed to be zero. As of June 30, 2025 both the Commitment Amount and the Commitment Fee were valued using Monte Carlo model resulting in the fair value of the Commitment Amount at $539,448 and the Commitment Fee at $337.

The key inputs into the Monte-Carlo model for the Commitment Amount as of issuance date of June 30, 2025 was as follows:

June 30,
Input	2025
Anticipated Monthly Advance Amounts	$40,000
Risk-free rate	3.75%
Volatility	167.7%
Effective expiration date	July 2026

Debenture Derivative

On August 4, 2024 the Company issued the Debenture as discussed in Note 8. The Company determined that the conversion feature was required to be bifurcated under ASC 815 and, as such, the Company fair valued the embedded derivative. As of September 30, 2025 and August 4, 2025, the issuance date, the Debenture was valued using Scenario Based Methodology model resulting in the fair value of the conversion option included in the Debenture embedded derivative at $1,189,955 and $352,067, respectively. See Note 8 for additional information.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The key inputs into the Monte-Carlo model for the conversion derivative as of September 30, 2025 and August 4, 2025 were as follows:

	September 30,	August 4,
Input	2025	2025
Market price of public shares	$0.51	$0.22
Risk-free rate	3.66%	3.75%
Discount rate	10.99%	15.41%
Probability of default	15.0%	15.0%
Recovery rate	42.9%	42.9%
Volatility	149.4%	165.9%
Effective expiration date	August 2026	August 2026

Convertible Note Derivative

On September 16, 2024 the Company issued Convertible Notes as discussed in Note 8. The Company determined that the conversion feature was required to be bifurcated under ASC 815 and, as such, the Company fair valued the embedded derivative. As of September 30, 2025 and September 16, 2025, the issuance date, the Convertible Notes derivative was valued using a Scenario Based methodology model resulting in the fair value of the embedded derivatives included in the Convertible Notes at $435,027 and $382,154, respectively. See Note 8 for additional information.

The key inputs into Scenario Based Method for the conversion derivative as of September 30, 2025 and September 16, 2025 were as follows:

	September 30,	September 16,
Input	2025	2025
Discount rate	10.96%	11.21%
Probability of default	8.27%	8.98%
Recovery rate	42.90%	42.90%
Effective expiration date	March 2026	March 2026

The following table presents the changes in the fair value of the following:

	Private	Tau
	Placement	Agreement
	Warrants	Liability
Fair value as of June 30, 2025	$123,062	$539,787
Write of receivable	—	(205,238)
Change in valuation inputs or other assumptions	61,531	(334,549)
Fair value as of September 30, 2025	$184,593	$—

	Private	Tau
	Placement	Agreement
	Warrants	Liability
Fair value as of June 30, 2024	$307,656	$—
Initial measurement	—	1,090,949
Transferred to equity	—	(303,000)
Change in valuation inputs or other assumptions	(246,125)	184,559
Fair value as of September 30, 2024	$61,531	$972,508

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

	Conversion	Earnout
	Derivative	Liability
Fair value as of June 30, 2025	$103,185	$11,369,000
Change in valuation inputs or other assumptions	(103,185)	116,000
Fair value as of September 30, 2025	$—	$11,485,000

	Conversion	Earnout
	Derivative	Liability
Fair value as of June 30, 2024	$16,462,690	$12,298,000
Change in valuation inputs or other assumptions	(14,320,179)	340,000
Fair value as of September 30, 2024	$2,142,511	$12,638,000

	Subscription	Merger Financing
	Agreement	Derivative
Fair value as of June 30, 2025	$2,489,945	$63,696
Change in valuation inputs or other assumptions	(1,798,624)	(63,696)
Fair value liability as of September 30, 2025	$691,321	$—

	Subscription	Merger Financing
	Agreement	Derivative
Fair value as of June 30, 2024	$2,425,647	$—
Initial measurement	—	113,044
Change in valuation inputs or other assumptions	34,841	63,195
Fair value liability as of September 30, 2024	$2,460,488	$176,239

		Secured
	Contingent	Convertible
	Guarantee	Derivative
Fair value as of June 30, 2024	$3,256,863	$—
Shares issued as partial payment	(1,210,290)	—
Change in valuation inputs or other assumptions	839,774	89,535
Exchange to Merger financing note	(2,886,347)	—
Fair value as of September 30, 2024	$—	$89,535

		Convertible
	Debenture	Notes
	Derivative	Derivative
Fair value as of June 30, 2024	$—	$—
Initial measurement	352,067	382,154
Change in valuation inputs or other assumptions	837,888	52,873
Fair value as of June 30, 2025	$1,189,955	$435,027

There were no transfers between levels during the three months ended September 30, 2025 and 2024.

NOTE 13. SEGMENT REPORTING

The Company operates as one reportable segment in accordance with ASC 280, Segment Reporting. The single reportable segment reflects the Company’s core business operations of securities broker and dealer, dealing in over-the-counter and listed securities.

The Chief Operating Decision Maker (CODM), identified as the Chief Financial Officer, who reviews financial performance and allocates resources on a consolidated basis. The Company’s internal reporting is prepared and reviewed as a single operating unit, without disaggregated information by product line, region, or customer type. Accordingly, the Company has determined that it operates in a single reportable segment.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table presents revenue and operating income (loss) for the periods presented:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Commissions	$2,334,389	$1,383,828
Vetting fees	371,700	365,383
Clearing fees	714,349	1,047,712
Net gain/(loss) on firm trading accounts	(111)	1,711
Other revenue	830,263	5,448
Total revenue	$4,250,590	$2,804,082
Loss from operations	$(877,238)	$(941,102)
Total assets	$73,634,759	$55,994,817

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

NOTE 14. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, other than as described below.

Convertible Note Financing

On October 8, 2025, the Company entered into the Restated SPA with Funicular, which amended and restated in its entirety the securities purchase agreement, dated February 9, 2024, pursuant to which the Company had issued and sold to Funicular, in a private placement, the Secured Convertible Note, in the original principal amount of $6,000,000. Pursuant to the Restated SPA, the Company issued and sold to Funicular, for a purchase price of $10,000,000, the Restated Note, which amends and restates the Secured Convertible Note in its entirety. The principal amount of the Restated Note is $10,097,782, consisting of the $10,000,000 purchase price plus $97,782 in remaining outstanding principal under the Secured Convertible Note.

The Restated Note has a stated maturity date of October 8, 2030. Interest accrues at a rate per annum equal to 11%, and is payable semi-annually on each June 30 and December 31. On each interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind by increasing the principal amount of the Restated Note. In the event of an Event of Default (as defined in the Restated Note), in addition to Funicular’s other rights and remedies, the interest rate would increase to 14% per annum. The Restated Note is convertible, in whole or in part, into shares of the Company’s common stock at the election of the holder at any time at an initial conversion price of $0.75 per share (the “Conversion Price”). The Conversion Price is subject to adjustment if the Company issues or is deemed to issue shares of common stock at a price below the then-current conversion price (subject to certain exceptions), and is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. The Restated Note contains covenants which, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, incur additional liens and sell its assets or properties.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Restated Note is secured by a perfected security interest in substantially all of the existing and future assets of the Company and each Grantor (as defined in the Security Agreement, as defined below), including a pledge of all of the capital stock of each of the Grantors, subject to certain exceptions, as evidenced by (i) the security agreement, dated as of February 9, 2024 (the “Security Agreement”), among the Company, each of the Company’s subsidiaries and Funicular, and (ii) the guaranty, dated as of February 9, 2024 (the “Guaranty”), executed by each of the Company’s subsidiaries pursuant to which each of them has agreed to guaranty the obligations of the Company under the Restated Note and the other Loan Documents (as defined in the Restated Note), each of which was entered into in connection with the Funicular Note.

Pursuant to the Restated SPA, the Company agreed, among other things, that if the Restated Note becomes convertible into a number of shares of common stock in excess of 19.9% of the Company’s total number of shares of common stock outstanding, to seek the approval of its stockholders for the issuance of all shares of common stock issuable upon conversion of the Restated Note in excess of that amount, in accordance with the rules of the NYSE American.

Equity Financing

On October 8, 2025, the Company entered into the Equity SPA with certain institutional investors (each, an “Investor”), including Funicular, pursuant to which the Company agreed to issue and sell, in a private placement, 16,666,666 Units for a purchase price of $0.60 per Unit. Each Unit consists of one share of the Company’s common stock and one warrant (each, a “2025 Warrant”) to purchase common stock.

The 2025 Warrants are immediately exercisable on a cash basis or exchangeable on a cashless basis and will expire five years from the date of issuance. Each 2025 Warrant will be initially exercisable for one share of common stock at an initial exercise price of $0.75 per share, subject to adjustment for stock splits, distributions and the like (the “Initial Exercise Price”). The Initial Exercise Price is also subject to potential increase if the Company completes certain subsequent offerings at a price greater than the Initial Exercise Price while the 2025 Warrants remain outstanding. At any time after the issuance of the 2025 Warrants, the holder of the 2025 Warrants may exchange the 2025 Warrants on a cashless basis for a number of shares of common stock determined by multiplying the total number of shares with respect to which the 2025 Warrant is then being exercised by the Black Scholes Value (as defined in the 2025 Warrant) divided by the lower of the two closing bid prices of the common stock in the two days prior the time of such exercise.

In the event of a Fundamental Transaction (as defined in the 2025 Warrants), the holders of the 2025 Warrants will be entitled to receive upon exercise of the 2025 Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the 2025 Warrants immediately prior to such Fundamental Transaction. Additionally, as more fully described in the 2025 Warrants, the holders of the 2025 Warrants will be entitled to receive consideration in an amount equal to the Black Scholes value of the 2025 Warrant in connection with a Fundamental Transaction. If the Company fails to timely deliver the shares of common stock issuable upon exercise of the 2025 Warrants, the Company will be subject to liquidated damages.

Subject to the provisions of the Equity SPA, if, during the 12-month period commencing on the date of the closing, the Company carries out one or more Subsequent Financings (as defined in the Equity SPA), each Investor that purchases $50,000 or more of Units will have the right to participate in an amount up to 100% of such Investor’s investment amount under the Equity SPA in any such securities offered by the Company, subject to certain exceptions.

The Company engaged Dawson James Securities, Inc. as the placement agent (the “Placement Agent”) with respect to the offering of the Note and the Units. The Company agreed to pay the Placement Agent’s fees totaling (i) 4.5% of the aggregate gross from the sale of the Restated Note, (ii) 6% of the aggregate gross proceeds from the sale of the Units to current or previous investors not introduced to the Company by the Placement Agent and (iii) 7% of the aggregate gross proceeds from the sale of the Units to investors introduced to the Company by the Placement Agent, and to reimburse the Placement Agent’s expenses (subject to a cap). The Company also agreed to issue warrants to purchase up to an aggregate of 1,000,000 shares of Common Stock to the Placement Agent and its designees.

$500,000 of the Units sold pursuant to the Equity SPA were purchased by Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, Jr., who is a member of the Company’s board of directors and the Chief Executive Officer of the Placement Agent.

The closings of the issuance and sale of the Note and the Units occurred on October 9 through October 14, 2025, and the Company issued an aggregate of 16,666,666 shares of Common Stock.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

At the closings, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed, among other things, to file one or more registration statements covering the resale of the shares of common stock included as part of the Units, as well as the shares issuable upon conversion of the Restated Note or exercise of the Warrants. The Company will be subject to liquidated damages if it fails to meet certain conditions set forth in the Registration Rights Agreement.

Issuances of Common Stock

On October 1, 2025, the Company and Interest Solutions entered into an amendment to the Interest Solutions Note whereby the conversion price floor of $2.00 was amended to $0.5627. As a result, on October 1, 2025, the Company issued 576,616 shares of Common Stock at a conversion price of $0.5627 in full settlement of $275,000 in principal and $49,462 of accrued interest.

On October 13, 2025, the Company and a vendor entered into a settlement agreement and release, whereas the Company agreed to issue 192,744 shares of Common Stock in settlement of $34,000 of a vendor payable balance.

On October 13, 2025 the Company issued 325,000 shares of Common Stock to consultants for services rendered. The shares were valued based on the date the date shares were issued for total compensation expenses of $132,372.

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

Forward-looking statements are not guarantees of performance, and the absence of these words does not mean that a statement is not forward looking. You should understand that the following important factors could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements herein:

●	our ability to realize the benefits expected from the Business Combination (as defined herein);
●	our ability to successfully negotiate a new amendment or agreement on acceptable terms to the Company and to complete the acquisition of Commercial Bancorp of Wyoming (“Commercial Bancorp”);
●	our ability to successfully integrate our recent and proposed acquisitions, including the acquisition of Commercial Bancorp, and to realize the synergies and benefits of such acquisitions;
●	our ability to successfully implement the AtlasClear Platform (as defined herein);
●	our significant indebtedness and our ability to service such indebtedness;
●	the volatility of the price of our common stock, par value $0.0001 per share (the “Common Stock”) and the possibility that stockholders could incur substantial losses;
●	potential dilution of our stockholder interests resulting from our issuance of equity securities;
●	the ability to maintain the listing of our Common Stock on the NYSE American LLC (“NYSE American”), and the potential liquidity and trading of such securities;
●	our ability to grow and manage growth profitably;
●	our ability to raise financing in the future, if and when needed;
●	our success in retaining or recruiting, or adapting to changes in, our officers, key employees, or directors following the Business Combination;
●	our ability to attract and retain our senior management and other highly qualified personnel;
●	our ability to achieve or maintain profitability;
●	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our ability to successfully protect against cybersecurity attacks or breaches, ransomware attacks, and other disruptions to our information technology structure;
●	our ability to successfully compete against other companies;
●	our estimates regarding expenses, future revenue, and needs for additional financing; and
●	the effect of economic downturns and political and market conditions beyond our control.

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the transition period ended June 30, 2025 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 30, 2025. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On February 9, 2024 (the “Closing Date”), the Company consummated the previously announced transactions pursuant to that certain Business Combination Agreement dated November 16, 2022 (as amended, the “Business Combination Agreement”), among the Company, Quantum, Atlas FinTech Holdings Corp. (“Atlas FinTech”) and certain other parties. The transactions consummated as a result of the Business Combination Agreement are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination (the “Closing”), the Company changed its name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.” As a result, the operation history of Quantum survived the merger. Pursuant to the Business Combination Agreement, AtlasClear received certain assets from Atlas FinTech and Atlas Financial Technologies Corp., a Delaware corporation, and completed the acquisition of broker-dealer Wilson-Davis & Co., Inc. (“Wilson-Davis”).

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

In addition, we believe the acquisition of a proprietary trading platform with clearing and settlement capabilities including the AtlasClear Platform, select technology relationship including LocBox, along with the software products and intellectual property assets acquired from Atlas FinTech and Atlas Financial Technologies Corp., are cutting-edge, flexible and scalable.

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

Debenture

On August 4, 2025, the Company entered into a securities purchase agreement (“August-Securities Purchase Agreement”) with an institutional investor under which the Company agreed to issue and sell, in a private placement, Series A convertible debentures (the “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears 10% interest and matures on August 3, 2026. The holder is entitled to convert the unpaid principal amount of the Debenture, plus accrued interest and penalties, any time, at $0.15 per share. If, at any time after Closing, the Company receives financing from third party (excluding the Holder), the Company is required to pay to the Holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the Holder, one hundred percent (100%) of the proceeds raised from the third party in excess of an aggregate amount of $10,000,000 (the “Threshold Amount”) until such time as the Face Amount of the Debenture has been paid in full. The Company agreed that, within sixty (60) calendar days after the Closing Date, the Company will file with the Securities and Exchange Commission (the “SEC”) (at the Company’s sole cost and expense) a registration statement, or an amendment to a previously-filed registration statement (as applicable, a “Registration Statement”) registering the resale of the shares of Common Stock underlying the Debenture.

Convertible Notes

On September 16, 2025, September 19, 2025 and September 23, 2025, the Company entered into separate securities purchase agreements (each, a “September-Securities Purchase Agreement”) with certain institutional investors under which the Company agreed to issue and sell, in a private placement, convertible promissory notes (each, a “Convertible Note” and collectively, the “Convertible Notes”) for an aggregate principal amount of $6,000,000, for a gross purchase price of $5,000,000, reflecting a 20% original issue discount, before fees and other expenses. The Notes did not bear interest, and were to mature on the earlier of six months from issuance or the date that the Company completes a Qualified Financing (meaning an issuance and sale of capital stock raising gross proceeds of at least $10 million, as defined in the Notes). The Convertible Notes were convertible into equity, at each holder’s option, at the closing of a Qualified Financing, at the same per share price as the securities sold in the Qualified Financing. The Notes were subject to customary events of default and related remedies. In October 2025, upon the consummation of the transactions contemplated by the Equity SPA (as defined below), $4.25 million payable by the Company under the Convertible Notes was converted into Units (as defined below), and the remaining balance of the Convertible Notes was paid in full.

Convertible Note Financing

On October 8, 2025, the Company entered into an amended and restated securities purchase agreement (the “Restated SPA”) with Funicular Funds, LP (“Funicular”), which amended and restated in its entirety the securities purchase agreement, dated February 9, 2024, pursuant to which the Company had issued and sold to Funicular, in a private placement, a million secured convertible note in the original principal amount of $6,000,000 (the “Funicular Note”). Pursuant to the Restated SPA, the Company issued and sold to Funicular, for a purchase price of $10,000,000, an amended and restated convertible promissory note, dated October 8, 2025 (the “Restated Note”), which amends and restates the Funicular Note in its entirety. The principal amount of the Restated Note is $10,097,782, consisting of the $10,000,000 purchase price plus $97,782 in remaining outstanding principal under the Funicular Note.

The Restated Note has a stated maturity date of October 8, 2030. Interest accrues at a rate per annum equal to 11%, and is payable semi-annually on each June 30 and December 31. On each interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind by increasing the principal amount of the Restated Note. In the event of an Event of Default (as defined in the Restated Note), in addition to Funicular’s other rights and remedies, the interest rate would increase to 14% per annum. The Restated Note is convertible, in whole or in part, into shares of the Company’s common stock at the election of the holder at any time at an initial conversion price of $0.75 per share (the “Conversion Price”). The Conversion Price is subject to adjustment if the Company issues or is deemed to issue shares of common stock at a price below the then-current conversion price (subject to certain exceptions), and is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. The Restated Note contains covenants which, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, incur additional liens and sell its assets or properties.

The Restated Note is secured by a perfected security interest in substantially all of the existing and future assets of the Company and each Grantor (as defined in the Security Agreement, as defined below), including a pledge of all of the capital stock of each of the Grantors, subject to certain exceptions, as evidenced by (i) the security agreement, dated as of February 9, 2024 (the “Security Agreement”), among the Company, each of the Company’s subsidiaries and Funicular, and (ii) the guaranty, dated as of February 9, 2024 (the “Guaranty”), executed by each of the Company’s subsidiaries pursuant to which each of them has agreed to guaranty the obligations of the Company under the Restated Note and the other Loan Documents (as defined in the Restated Note), each of which was entered into in connection with the Funicular Note.

Pursuant to the Restated SPA, the Company agreed, among other things, that if the Restated Note becomes convertible into a number of shares of common stock in excess of 19.9% of the Company’s total number of shares of common stock outstanding, to seek the approval of its stockholders for the issuance of all shares of common stock issuable upon conversion of the Restated Note in excess of that amount, in accordance with the rules of the NYSE American.

Equity Financing

On October 8, 2025, the Company entered into a securities purchase agreement (the “Equity SPA”) with certain institutional investors (each, an “Investor”), including Funicular, pursuant to which the Company agreed to issue and sell, in a private placement, an aggregate of 16,666,666 units of securities (each, a “Unit”), for a purchase price of $0.60 per Unit. Each Unit consists of one share of the Company’s common stock and one warrant (each, a “2025 Warrant”) to purchase common stock.

The 2025 Warrants are immediately exercisable on a cash basis or exchangeable on a cashless basis and will expire five years from the date of issuance. Each 2025 Warrant will be initially exercisable for one share of common stock at an initial exercise price of $0.75 per share, subject to adjustment for stock splits, distributions and the like (the “Initial Exercise Price”). The Initial Exercise Price is also subject to potential increase if the Company completes certain subsequent offerings at a price greater than the Initial Exercise Price while the 2025 Warrants remain outstanding. At any time after the issuance of the 2025 Warrants, the holder of the 2025 Warrants may exchange the 2025 Warrants on a cashless basis for a number of shares of common stock determined by multiplying the total number of shares with respect to which the 2025 Warrant is then being exercised by the Black Scholes Value (as defined in the 2025 Warrant) divided by the lower of the two closing bid prices of the common stock in the two days prior the time of such exercise.

In the event of a Fundamental Transaction (as defined in the 2025 Warrants), the holders of the 2025 Warrants will be entitled to receive upon exercise of the 2025 Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the 2025 Warrants immediately prior to such Fundamental Transaction. Additionally, as more fully described in the 2025 Warrants, the holders of the 2025 Warrants will be entitled to receive consideration in an amount equal to the Black Scholes value of the 2025 Warrant in connection with a Fundamental Transaction. If the Company fails to timely deliver the shares of common stock issuable upon exercise of the 2025 Warrants, the Company will be subject to liquidated damages.

Subject to the provisions of the Equity SPA, if, during the 12-month period commencing on the date of the closing, the Company carries out one or more Subsequent Financings (as defined in the Equity SPA), each Investor that purchases $50,000 or more of Units will have the right to participate in an amount up to 100% of such Investor’s investment amount under the Equity SPA in any such securities offered by the Company, subject to certain exceptions.

The Company engaged Dawson James Securities, Inc. as the placement agent (the “Placement Agent”) with respect to the offering of the Units. The Company agreed to pay the Placement Agent’s fees totaling (i) 4.5% of the aggregate gross from the sale of the Restated Note, (ii) 6% of the aggregate gross proceeds from the sale of the Units to current or previous investors not introduced to the Company by the Placement Agent and (iii) 7% of the aggregate gross proceeds from the sale of the Units to investors introduced to the Company by the Placement Agent, and to reimburse the Placement Agent’s expenses (subject to a cap). The Company also agreed to issue certain warrants to the Placement Agent and its designees

$500,000 of the Units sold pursuant to the Equity SPA were purchased by Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, Jr., who is a member of the Company’s board of directors and the Chief Executive Officer of the Placement Agent.

The closings of the issuance and sale of the Note and the Units occurred on October 9 through October 14, 2025.

At the closings, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed, among other things, to file one or more registration statements covering the resale of the shares of common stock included as part of the Units, as well as the shares issuable upon conversion of the Restated Note or exercise of the Warrants. The Company will be subject to liquidated damages if it fails to meet certain conditions set forth in the Registration Rights Agreement.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	Three Months Ended		three Months
	September 30,		Ended
	2025	2024	Changes

REVENUES
Commissions	$2,334,389	$1,383,828	950,561
Vetting fees	371,700	365,383	6,317
Clearing fees	714,349	1,047,712	(333,363)
Net gain/(loss) on firm trading accounts	(111)	1,711	(1,822)
Other revenue	830,263	5,448	824,815
TOTAL REVENUES	4,250,590	2,804,082	1,446,508

EXPENSES
Compensation, payroll taxes and benefits	3,123,630	1,279,304	1,844,326
Data processing and clearing costs	584,250	611,646	(27,396)
Regulatory, professional fees and related expenses	250,573	1,095,819	(845,246)
Stock compensation expense	155,411	—	155,411
Communications	218,869	152,754	66,115
Occupancy and equipment	36,751	54,004	(17,253)
Transfer fees	48,160	51,590	(3,430)
Bank charges	58,718	55,901	2,817
Bad debt	40	—	40
Intangible assets amortization	355,795	307,191	48,604
Other	295,631	136,975	158,656
TOTAL EXPENSES	5,127,828	3,745,184	1,382,644

LOSS FROM OPERATIONS	(877,238)	(941,102)	63,864

OTHER INCOME/(EXPENSE)
Interest income	486,357	606,758	(120,401)
Change in fair value of warrant liability derivative	(61,531)	246,125	(307,656)
Change in fair value, convertible note derivative	(52,873)	3,167,309	(3,220,182)
Change in fair value, long-term and short-term note derivative	103,185	11,152,870	(11,049,685)
Change in fair value of contingent guarantee	—	(839,775)	839,775
Change in fair value of secured convertible note	—	(89,535)	89,535
Change in fair value of Merger financing	63,696	(63,195)	126,891
Change in fair value of earnout liability	(116,000)	(340,000)	224,000
Change in fair value of subscription agreement	1,798,624	(34,841)	1,833,465
Change in fair value stock payable	—	196,150	(196,150)
	(837,888)	—	(837,888)
Change in fair value of Tau agreement	334,549	(833,983)	1,168,533
Interest expense	(1,434,210)	(1,456,996)	22,786
TOTAL OTHER INCOME/(EXPENSE)	283,909	11,710,887	(11,426,978)

Income before provision for income taxes	(593,329)	10,769,785	(11,363,114)
Benefit (provision) for income taxes	153,035	(21,752)	174,787
Net income (loss)	$(440,294)	$10,748,033	(11,188,327)

Revenues of $4,250,590 for the three months ended September 30, 2025, represent a 52% increase from revenues of $2,804,082 for the three-month period ended September 30, 2024. Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the SEC and a member in good standing of FINRA. Wilson-Davis is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. Wilson-Davis also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending, stock locates and margin accounts. During its history, Wilson-Davis has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

Total expenses of $5,025,909 for the three months ended September 30, 2025, represent an increase of $1,280,725 from total expenses of $3,745,184 for the three-month period ended September 30, 2024. The increase was primarily due to an increase in variable compensation related to the increase in revenue.

Compensation, payroll taxes and benefits increased to $3,123,630 for the three-month period ended September 30, 2025, an increase of $1,844,326 from total expenses of $1,279,304 for the three-month period ended September 30, 2024. The increase was primarily due to increase in variable compensation related to the increase in revenue.

Data processing and clearing costs decreased to $584,250 for the three-month period ended September 30, 2025 compared to $611,646 for the three month period ending September 30, 2024. The decrease was due to renegotiating a long term contract with Wilson Davis’s primary vendor.

Regulatory, professional fees and related expenses decreased to $250,573 for the three months ended September 30, 2025 compared to $1,095,819 in the three-month period ended September 30, 2024. The decrease was primarily due a reduction in legal fees in the period ending September 30, 2025.

Stock based compensation increased to $155,411 for the three months ended September 30, 2025 as a result of the new employment agreement entered into with the executive officers. The expense incurred in the quarter ended September 30, 2025 is the pro rata portion over the service period of the granted stock based compensation. No such expense was present in the three months period ended September 30, 2024.

Other income of $283,909 for the three-month period ended September 30, 2025, represents a significant decrease from $11,710,887 for the three-month period ended September 30, 2024. The decrease was due to the changes in fair value of various financial instruments, which were settled in the three month period ended September 30, 2025.The primary decrease is for $11,049,685 related to the change in the fair value of the short term and long term notes issued to the sellers of Wilson-Davis during the three months ended September 30, 2024. During the year ended June 30,2025 the Company settled a substantial balance of the sellers’ notes, resulting in a significant decrease in the carrying balance of the derivative embedded in the sellers notes. In addition, during the three months ended September 30, 2025 the remaining balance were converted into shares, resulting in the change in fair value of $103,185.

Income tax benefit of $153,035 for the three months period ended September 30, 2025 increased from a provision from income taxes of $21,752 for the three-month period ended September 30, 2024. The increased tax benefit of $174,787 is primarily due to changes in deferred tax liabilities and assets.

The foregoing factors resulted in a net loss of $440,294 for the three-month period ended September 30, 2025, compared to net income of $10,748,033 for the three-month period ended September 30, 2024. The decrease was primarily due to the gain recognized from changes in fair value of the convertible notes that resulted from a change is valuation model as a result of the Company not having sufficient shares authorized to deliver upon its share obligations during the three-month period ended September 30, 2025.

Liquidity and Capital Resources

Cash used in operating activities for the three-month period ended September 30, 2025 was $2,500,236 as compared to cash provided by operating activities for the three-month period ended September 30, 2024 of $175,607. This was primarily affected by $2,501,148 in changes in operational assets and liabilities. Adjustment to net loss primarily consisted of change in fair value related to various financial instruments as discussed above, resulting in an adjustment of $1,231,762. Further adjustments for the income was non-cash interest expense on convertible notes and other financial instruments of $1,342,569, amortization of intangible assets of $355,795 and stock based compensation of $321,233.

Cash used for investing activities for the three-month period ended September 30, 2025 was $65,000 as compared to $65,000 for the three-month period ended September 30, 2024. This is primarily due to $65,000 in deposits made to extend the Commercial Bancorp acquisition agreement. The $65,000 of cash used for investing activities in the period ended September 30, 2024 represents cash payment towards the AtlasClear Platform.

Cash provided by financing activities for the three-month period ended September 30, 2025 was $5,140,445 as compared to $148,383 for the three-month period ended September 30, 2024. This was primarily due to the $4,700,000 in cash proceeds from the Convertible Notes and $490,000 in cash proceeds from the Debenture and $200,000 of good faith advance from Hanire Purchase Agreement less repayments of promissory notes of $249,555. During the three-month period ended September 30, 2024, the Company received $148,383 under the ELOC Agreement.

Going Concern Consideration

Historically, the Company has funded its operations primarily through the issuance of equity and debt securities. As of September 30, 2025, the Company had cash and cash equivalents of $2,692,063 and had experienced recurring operating losses. These factors previously raised substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of these financial statements.

Subsequent to quarter end, on October 8, 2025, the Company entered into (i) the Restated SPA with Funicular Funds, LP, pursuant to which the Company issued and sold the Restated Note for gross proceeds of $10.0 million, and (ii) the Equity SPA with certain institutional investors, including Funicular, pursuant to which the Company issued and sold Units at $0.60 per Unit for an aggregate sales price of $10.0 million (including $4.25 million converted from the Convertible Notes). The closings of these financings occurred between October 9 and October 14, 2025.

Management believes that the total net proceeds from these financings, together with expected cash inflows from operations, will provide adequate liquidity to support the Company’s operating plan and meet its obligations for at least the next twelve months following the date of this filing. As a result, management has determined that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Management continues to evaluate its operating plan, monitor cash flow requirements, and assess potential financing alternatives to support the Company’s long-term growth initiatives and capital requirements.

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025.

Contractual Obligations

The Company holds several long-term debt obligations with outside vendors and investors, with loans maturing between 2025 and 2026 (see Notes 8 and 12 in the accompanying condensed consolidated financial statements). Additionally, the Company leases office space under several operating leases. The Company has no capital lease obligations. Further, there are no other outstanding long-term liabilities contractually obligated by the Company.

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

As of September 30, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising in the ordinary course of business. We are currently not party to any litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our business, financial position or results of operations.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

3.5

Amendment to the Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on December 27, 2024).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on September 17, 2025).
10.2	Form of Convertible Promissory Note(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on September 17, 2025).
10.3#

Employment Agreement with John Schaible, dated September 19, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on September 25,2025).

10.4#

Amendment to Employment Agreement with John Schaible, dated September 19, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on September 25,2025).

10.5#

Amendment No. 2 to Employment Agreement with John Schaible, dated September 24, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on September 25,2025).

10.6#

Employment Agreement with Craig Ridenhour, dated September 19, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on September 25,2025).

10.7#

Amendment to Employment Agreement with Craig Ridenhour, dated September 19, 2025 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on September 25,2025).

10.8#

Amendment No. 2 to Employment Agreement with Craig Ridenhour, dated September 24, 2025 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on September 25,2025).

10.9#

Employment Agreement with Craig Ridenhour, dated September 24, 2025 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on September 25,2025).

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

ATLASCLEAR HOLDINGS, INC.

Date: November 13, 2025	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Sandip Patel
	Name:	Sandip Patel
	Title:	General Counsel and Chief Financial Officer
(Principal Financial Officer)