Form 10-Q
period 2025-12-31
AtlasClear Holdings, Inc.
filed 2026-02-13
CIK 1963088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of February 10, 2026, there were 149,692,496 shares of Common Stock, $0.0001 par value, issued and outstanding.

ATLASCLEAR HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	3
Item 1. Interim Consolidated Financial Statements	3
Condensed Consolidated Balance sheet as of December 31, 2025 (unaudited) and June 30, 2025	3
Condensed Consolidated Statements of Operations for the three and six-months ended December 31, 2025 and 2024 (Unaudited)	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six-months ended December 31, 2025 and 2024 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six-months ended December 31, 2025 and 2024 (Unaudited)	7
Notes to Condensed consolidated financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	46
Part II. Other Information	47
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	47
Item 3. Defaults Upon Senior Securities	47
Item 4. Mine Safety Disclosures	47
Item 5. Other Information	47
Item 6. Exhibits	48
Signatures	49

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2025	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$23,080,646	$7,533,690
Cash segregated - customers	22,762,558	21,874,954
Cash segregated - PAB	373,119	200,575
Receivables - broker-dealers and clearing organizations	4,155,796	4,179,625
Receivables - customers, net, net of allowance for credit losses of $401,128 and $401,128 as of December 31, 2025 and June 30, 2025, respectively	988,231	320,815
Other receivables	266,907	251,099
Prepaids	182,192	573,175
Trading securities, market value, net	—	5
Total Current Assets	51,809,449	34,933,938

Operating lease right to use lease asset	124,684	179,267
Customer list, net	12,317,722	12,932,106
Goodwill	6,142,525	6,142,525
Pacsquare asset purchase	1,687,898	1,785,104
Cash deposits - broker-dealers and clearing organizations	5,015,000	4,265,000
Bank acquisition deposit	128,645	63,645
Other assets	389,235	591,248
TOTAL ASSETS	$77,615,158	$60,892,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Payables to customers	$24,196,901	$23,935,348
Accounts and payables to officers/directors	55,608	199,088
Accounts payable and accrued expenses	3,638,545	6,194,311
Payables - broker-dealers and clearing organizations	2,902,252	497,660
Commissions, payroll and payroll taxes	425,243	395,214
Current portion of lease liability	116,587	111,983
Promissory notes	200,000	1,207,797
Current portion of long-term merger financing, net	—	980,106
Merger financing payable	—	1,618,575
Merger financing payable - derivative	—	63,696
Tau agreement liability	—	539,787
Debenture	309,627	—
Debenture – derivative	583,069	—
Convertible Notes - derivative	—	103,185
Winston & Strawn agreement	690,400	2,489,945
Stock payable – related party	55,087	55,087
Excise tax payable	—	2,611,618
Total Current Liabilities	33,173,319	41,003,400

Accrued contingent liability	100,000	100,000
Secured convertible note, net	12,149,840	8,909,070
Long-term convertible note Chardan, net	—	718,866
2025 Warrants	3,933,333	—
Derivative liability - Warrants	275,659	123,062
Earnout - liability	861,000	11,369,000
Deferred income tax liability	3,401,165	3,366,137
Subordinated borrowings	1,930,000	1,930,000
Trading account deposit	100,000	100,000
Long-term lease liability	11,577	70,746
TOTAL LIABILITIES	55,935,893	67,690,281

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 144,580,170 and 40,165,603 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	14,458	4,016
Additional paid-in-capital	155,274,221	135,763,445
Stock subscription receivable	(41,089)	(41,089)
Accumulated Deficit	(133,568,325)	(142,523,820)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	21,679,265	(6,797,448)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$77,615,158	$60,892,833

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
REVENUES
Commissions	$3,097,701	$1,598,153	$5,432,090	$2,981,981
Vetting fees	351,850	357,601	723,550	722,984
Clearing fees	582,148	785,227	1,296,497	1,832,939
Net gain/(loss) on firm trading accounts	205,569	2,245	205,458	3,956
Other revenue	819,826	3,273	1,650,089	8,721
TOTAL REVENUES	5,057,094	2,746,499	9,307,684	5,550,581

EXPENSES
Compensation, payroll taxes and benefits	2,790,561	1,580,182	5,914,191	2,859,486
Data processing and clearing costs	967,778	629,733	1,552,028	1,241,379
Regulatory, professional fees and related expenses	1,508,774	1,107,762	1,759,347	2,203,581
Stock compensation expense	1,173,360	—	1,328,771	—
Communications	190,253	126,089	409,122	278,843
Occupancy and equipment	45,950	54,428	82,701	108,432
Transfer fees	40,339	39,917	88,499	91,507
Bank charges	58,486	53,425	117,204	109,326
Bad debt	(1,847)	—	(1,807)	6,346
Intangible assets amortization	355,795	355,268	711,590	662,459
Other	382,967	(51,156)	678,598	79,473
TOTAL EXPENSES	7,512,416	3,895,648	12,640,244	7,640,832

LOSS FROM OPERATIONS	(2,455,322)	(1,149,149)	(3,332,560)	(2,090,251)

OTHER INCOME/(EXPENSE)
Interest income	493,359	460,315	979,716	1,067,073
Change in fair value of warrant liability derivative	1,849,662	(61,531)	1,788,131	184,594
Change in fair value of convertible note derivative	435,027	823,076	382,154	3,990,385
Change in fair value of long-term and short-term note derivative	—	294,729	103,185	11,447,599
Change in fair value of contingent guarantee	—	—	—	(839,775)
Change in fair value of secured convertible note	(1,796,432)	89,535	(1,796,432)	—
Change in fair value of merger financing	—	25,749	63,696	(37,446)
Change in fair value of earnout liability	10,624,000	1,594,000	10,508,000	1,254,000
Change in fair value of Winston & Strawn agreement	921	(13,041)	1,799,545	(47,882)
Change in fair value of debenture derivative	606,886	—	(231,002)	—
Change in fair value of stock payable	—	25,260	—	221,410
Change in fair value of Tau agreement	—	73,284	334,549	(760,699)
Interest expense	(2,777,916)	(2,667,285)	(4,212,126)	(4,124,281)
TOTAL OTHER INCOME/(EXPENSE)	9,435,507	644,091	9,719,416	12,354,978

NET INCOME/(LOSS) BEFORE INCOME TAXES	6,980,185	(505,058)	6,386,856	10,264,727

Income tax (expense) benefit	(196,014)	85,368	(42,979)	63,616

NET INCOME/(LOSS)	$6,784,171	$(419,690)	$6,343,877	$10,328,343

Basic weighted average shares outstanding, Common Stock	142,676,614	377,287	101,311,932	316,846
Basic net income (loss) per share, Common Stock	$0.05	$(1.11)	$0.06	$32.60

Diluted weighted average shares outstanding, Common Stock	162,927,062	377,287	121,562,380	3,413,343
Diluted net loss per share, Common Stock	$0.05	$(1.11)	$0.06	$0.12

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance — June 30, 2025	40,165,603	$4,016	$135,763,445	$(41,089)	$(142,523,820)	$(6,797,448)

Shares issued as conversion of $2,680,437 principal and interest on long-term and merger financing notes	15,922,008	1,592	2,678,845	—	—	2,680,437

Shares issued as conversion of $9,591,650 in principal and interest on secured convertible notes	63,944,332	6,394	9,585,256	—	—	9,591,650

Shares issued as conversion of $959,764 in principal on convertible notes Chardan	4,845,072	485	959,279	—	—	959,764

Shares issued under Software as a Service License Agreement	356,901	36	57,785	—	—	57,821

Shares issued as conversion of $438,922 in principal and interest on promissory note	585,229	58	438,864	—	—	438,922

Shares issued for consulting services provided by director.	800,000	80	169,840	—	—	169,920

Shares issued to settled vendor invoice	200,000	20	39,980	—	—	40,000

Vested portion of stock based compensation	—	—	155,411	—	—	155,411

Net loss	—	—	—	—	(440,294)	(440,294)

Balance — September 30, 2025 (unaudited)	126,819,145	$12,681	$149,848,705	$(41,089)	$(142,964,114)	$6,856,183

Shares issued to settle vendor invoice	517,744	52	166,321	—	—	166,373

Shares issued as conversion of $324,462 in principal and interest on promissory note	576,616	58	324,404	—	—	324,462

Shares issued under Equity SPA, net of offering cost of $696,902 attributed to Equity	16,666,665	1,667	3,761,431	—	—	3,763,098

Vested portion of stock based compensation	—	—	1,173,360	—	—	1,173,360

Reversal of excise tax related to prior shareholder redemptions	—	—	—	—	2,611,618	2,611,618

Net income	—	—	—	—	6,784,171	6,784,171

Balance — December 31, 2025 (unaudited)	144,580,170	$14,458	$155,274,221	$(41,089)	$(133,568,325)	$21,679,265

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance — June 30, 2024	207,585	$21	$110,165,209	$—	$(148,274,113)	$(38,108,883)

Common stock issued to for consulting services	200	—	2,578	—	—	2,578

Shares issued as purchase consideration for the assets of Pacsquare	8,333	1	122,299	—	—	122,300

Shares issued as conversion of $325,000 in principal on convertible notes Chardan	29,485	3	324,997	—	—	325,000

Shares transferred by related parties as settlement for Company obligations under various financial instruments	—	—	2,412,930	—	—	2,412,930

Shares issued as conversion of $359,896 in principal and $7,530 of interest on short-term merger financing notes	31,035	3	367,423	—	—	367,426

Shares issued to related party as settlement for $803,860 in related party payable.	46,471	5	803,855	—	—	803,860

Shares issued to as additional consideration for delayed payment on merger financing notes	1,267	—	16,340	—	—	16,340

Shares issued under Tau agreement settled through September 30, 2024	24,092	2	302,998	(154,619)	—	148,381

Shares issued for shares transferred by related party as repayment of shares transferred to cover Company obligations as noted above net of contributed capital for debt assumed	22,292	2	(2)	—	—	—

Net income	—	—	—	—	10,748,033	10,748,033

Balance — September 30, 2024 (unaudited)	370,760	$37	$114,518,627	$(154,619)	$(137,526,080)	$(23,162,035)

Shares issued under Tau agreement settled through December 31, 2024	17,157	2	243,096	141,902	—	385,000

Rounding up for fractional shares in 1:60 reverse stock split	86	—	—	—	—	—

Net loss	—	—	—	—	(419,690)	(419,690)

Balance — December 31, 2024 (unaudited)	388,003	$39	$114,761,723	$(12,717)	$(137,945,770)	$(23,196,725)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$6,343,877	$10,328,343
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Change in fair value of warrant liability derivative	(1,788,131)	(184,594)
Change in fair value of convertible note derivative	(382,154)	(3,990,385)
Change in fair value of long-term and short-term note derivative	(103,185)	(11,447,599)
Change in fair value of contingent guarantee	—	839,775
Change in fair value of debenture derivative	231,002	—
Change in fair value of secured convertible note	1,796,432	—
Change in fair value of merger financing	(63,696)	37,446
Change in fair value of earnout liability	(10,508,000)	(1,254,000)
Change in fair value of Winston & Strawn agreement	(1,799,545)	47,882
Change in fair value of stock payable	—	(221,410)
Change in fair value of Tau agreement	(334,549)	760,699
Late fee paid in shares to sellers	—	16,340
Non-cash interest in expense on financial instruments	3,266,724	3,830,899
Transaction cost attributed to 2025 warrants	865,659	—
Realized gain on Tau agreement	—	23,248
Excise tax penalties and interest	—	193,211
Consulting expense paid with stock	434,114	—
Stock based compensation	1,328,771	2,578
Bank acquisition deposit write off	—	91,200
Depreciation expense	—	9,138
Amortization of intangibles	711,590	662,459
Allowance for bad debt	(1,807)	6,346
Net lease payments	18	(497)
Changes in operating assets and liabilities:
Cash deposits with clearing organization & other B/Ds	(750,000)	—
Receivables from brokers & dealers	23,829	11,773
Receivables from customers	(665,609)	463,242
Receivables from others	(221,046)	2,744
Advances & prepaid expenses	390,983	3,575
Other assets	202,013	—
Payables to customers	261,553	(142,169)
Payables to officers & directors	(143,480)	153,664
Payable to brokers & dealers	2,404,592	10,512
Accounts payable and accrued expenses	(2,566,821)	533,776
Commissions and payroll taxes payable	30,029	38,410
Deferred taxes	35,028	(65,200)
Trading deposits	5	—
Net cash provided by (used for) operating activities	(1,001,804)	761,406

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(UNAUDITED)

Cash Flows from Investing Activities
Cash paid for purchase of Pacsquare	(65,000)	(125,000)
Net cash used for investing activities	(65,000)	(125,000)

Cash Flows from Financing Activities
Proceeds from Equity SPA	5,850,000	—
Transaction cost paid with Equity SPA	(1,228,500)	—
Proceeds from Secured Convertible Notes	10,000,000	—
Transaction cost paid with Security Convertible Notes	(25,000)	—
Proceeds from Tau agreement	—	533,381
Proceeds from Convertible Notes, net of transaction cost	4,700,000	—
Payment on Convertible Notes	(1,850,000)	—
Proceeds from debenture, net of transaction cost	490,000	—
Proceeds from third party advances	200,000	—
Subordinated debt payments	—	(20,000)
Repayment of promissory notes	(462,592)	—
Net cash provided by financing activities	17,673,908	513,381

Net Change in Cash	16,607,104	1,149,787

Cash at beginning of period	29,609,219	27,307,886

Cash at end of period	$46,216,323	$28,457,673

Supplementary cash flow information:

Cash paid for interest	$33,725	$24,375
Cash paid for income taxes	$—	$—

Supplemental cash flow information non-cash investing and financing activities:

Decrease in goodwill due to change in deferred tax liability	$—	$1,562,200
Initial shares issued under Tau agreement	$—	$546,098
Value of shares transferred by related parties to settle obligations	$—	$2,412,930
Shares issued to purchase Pacsquare and amounts included in accounts payable	$—	$77,300
Shares payable for Commercial Bancorp acquisition extension	$—	$87,500
Shares issued to related party for settlement of accounts payable	$—	$803,860
Receivable from shares advanced under Tau agreement	$205,238	$—
Shares issued for conversion on convertible notes Chardan	$959,764	$325,000
Shares issued for conversion of principal and interest on short-term note	$—	$367,426
Initial value of derivative included in merger financing	$—	$113,044
Shares issued for conversion of principal and interest on short-term notes	$1,014,055	$—
Shares issued for conversion of principal and interest on merger financing	$1,666,382	$—
Shares issued for conversion of principal and interest on secured convertible note	$9,591,650	$—
Shares issued for conversion of principal and interest on promissory note	$763,384	$—
Reversal of excise tax	$2,611,618	$—
Convertible Notes transferred to Equity SPA	$4,150,000	$—
Initial value of warrants allocated for Equity SPA	$5,540,000	$—
Initial value of warrant issued as transaction cost under Equity SPA	$334,062	$—
Initial value of derivative included convertible note derivative	$352,067	$—
Initial value of derivative included debenture derivative	$382,154	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On February 9, 2024 (the “Closing Date”), the Company consummated the transactions pursuant to that certain Business Combination Agreement dated November 16, 2022 (as amended, the “Business Combination Agreement”), among the Company, Quantum, Atlas FinTech Holdings Corp. (“Atlas FinTech”) and certain other parties. The transactions consummated as a result of the Business Combination Agreement are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination (the “Closing”), the Company changed its name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.” As a result, the operating history of Quantum survived the Business Combination. Pursuant to the Business Combination Agreement, AtlasClear received certain assets from Atlas FinTech and Atlas Financial Technologies Corp., a Delaware corporation, and completed the acquisition of broker-dealer Wilson-Davis & Co., Inc. (“Wilson-Davis”).

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

AtlasClear Holdings is building a cutting-edge technology enabled financial services firm that would create a more efficient platform for trading, clearing, settlement and banking, with evolving and innovative financial products that focus on financial services firms. AtlasClear Holdings is a fintech driven business-to-business platform that seeks to power innovation in fintech, investing, and trading.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Liquidity and Going Concern Considerations

The Company has incurred recurring operating losses and negative cash flows from operations since inception. These conditions, when considered in the aggregate, previously raised substantial doubt about the Company’s ability to continue as a going concern.

During the three-months ended December 31, 2025, the Company completed a financing transaction that alleviated this substantial doubt. On October 8, 2025, the Company entered into an amended and restated securities purchase agreement (the “Restated SPA”) with Funicular Funds, LP (“Funicular”), pursuant to which the Company issued and sold, for a purchase price of $10.0 million, an amended and restated secured convertible promissory note (the “Restated Note”) in the principal amount of $10,097,782. The Restated Note amends and restates the Company’s original $6.0 million secured convertible note issued to Funicular in February 2024 (the “Secured Convertible Note”). The Restated Note bears interest at 11% per annum, payable semi-annually in cash or in-kind at the Company’s option, matures on October 8, 2030, and is secured by a perfected security interest in substantially all of the Company’s assets and the assets of its subsidiaries.

In addition, on October 8, 2025, the Company entered into a securities purchase agreement (the “Equity SPA”) with certain institutional investors, including Funicular, pursuant to which the Company issued and sold units (“Units”), each consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $0.75 per share (subject to exercise on a cashless exercise basis pursuant to a Black Scholes-based formula set forth in the warrant). The Units were sold at $0.60 per Unit for an aggregate sales price of $10 million, including $4.15 million converted from the Convertible Notes (as defined in Note 2 below). The closings of the issuances of the Restated Note and the Units occurred between October 9 and October 14, 2025.

The aggregate gross proceeds from these financings totaled approximately $15.85 million, after giving effect to the conversion of $4.15 million of Convertible Notes, and before deduction of placement agent fees and offering expenses. Management expects that these proceeds, together with projected cash flows from operations, will provide sufficient liquidity to fund the Company’s operations and satisfy its obligations as they become due for at least twelve months following the issuance of these condensed consolidated financial statements.

Accordingly, management has concluded that the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated as a result of the successful completion of these financing transactions.

Inflation Reduction Act of 2022

Any redemption or other repurchase of the Company’s Common Stock that occurs after December 31, 2022, including in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax payable under the Inflation Reduction Act of 1922. The Company has accrued for the estimated excise tax as a result of the redemptions that occurred after December 31, 2022. On November 24, 2025, the Treasury Department and Internal Revenue Service issued final regulations (the Final Regulations) regarding the application of the excise tax on repurchases of corporate stock. The Final Regulations, which generally apply to stock repurchases occurring after December 31, 2022, generally provide an exception for repurchases of certain types of stock issued prior to August 16, 2022. Quantum completed its initial public offering prior to August 16, 2022 and, as such, the Company has determined that certain of its stock repurchases qualify for this exception and has reversed the accrual of $2,611,618 incurred during 2023 and 2024 and reversed the penalties and interest that has been accrued during the three-months period ended December 31, 2025.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on September 30, 2025. The accompanying condensed balance sheet as of June 30, 2025 has been derived from the audited financial statements included in the Form 10-K/A. The interim results for the three and six-months ended December 31, 2025 are not necessarily indicative of the results to be expected for the year ending June 30, 2026 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Impairment of Long-lived and Intangible Assets

The Company had no impairment charges during the three and six-month periods ended December 31, 2025 and 2024.

Net (Loss) Income per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share of Common Stock is computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding for the period.

The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued and outstanding. For the three and six-months ended December 31, 2025 and 2024, the calculation excludes the dilutive impact of warrants because none would be issued under the treasury method.

For the three-months ended December 31, 2024, the dilutive shares were excluded as including them would be antidilutive.

For the three and six-months ended December 31, 2025 and the six-months ended December 31, 2024, the convertible financial instrument and other share obligations were included in the dilutive calculation under the as converted method, as such the number of shares were included as if the shares were issued on July 1, 2025 and 2024, respectively and the interest expense and the change in fair value associated with the financial instruments was adjusted from net income to determine the numerator and denominator.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

The following table reflects the calculation of basic net income (loss) per share of Common Stock (in dollars, except share amounts):

	Three Months Ended	Three Months Ended
	December 31, 2025	December 31, 2024
Basic net income (loss) per Common Stock
Numerator:
Net income (loss)	$6,784,171	$(419,690)
Denominator:
Basic weighted average Common Stock outstanding	142,676,614	377,287
Basic net income (loss) per Common Stock	$0.05	$(1.11)

	Six Months Ended	Six Months Ended
	December 31, 2025	December 31, 2024
Basic net income per Common Stock
Numerator:
Net income	$6,343,877	$10,328,343
Denominator:
Basic weighted average Common Stock outstanding	101,311,932	316,846
Basic net income per Common Stock	$0.06	$32.60

The following table reflects the calculation of diluted net income (loss) per share of Common Stock (in dollars, except share amounts):

	Three Months Ended-	Three Months Ended-
	December 31, 2025	December 31, 2024
Diluted net (loss) income per Common Stock
Numerator:
Net (loss) income	$6,784,171	$(419,690)
Change in fair value of financial instruments	1,188,625	—
Interest on dilutive instruments	358,643	—
Allocation of net (loss) income, as adjusted	$8,331,439	$(419,690)
Denominator:
Basic weighted average Common Stock outstanding	142,676,614	377,287
If converted shares	20,250,448	—
Diluted weighted average Common Stock outstanding	162,927,062	377,287
Diluted net (loss) income per Common Stock	$0.05	$(1.11)

	Six Months Ended-	Six Months Ended-
	December 31, 2025	December 31, 2024
Diluted net (loss) income per Common Stock
Numerator:
Net (loss) income	$6,343,877	$10,328,343
Change in fair value of financial instruments	164,193	(13,973,592)
Interest on dilutive instruments	1,210,447	4,040,450
Allocation of net (loss) income, as adjusted	$7,718,517	$395,201
Denominator:
Dilutive weighted average Common Stock outstanding	101,311,932	316,846
If converted shares	20,250,448	3,096,497
	121,562,380	3,413,343
Diluted net (loss) income per Common Stock	$0.06	$0.12

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Below is a summary of the potentially dilutive instruments as of December 31, 2025 and 2024:

Description	December 31, 2025	December 31, 2024
Short Term Notes	—	1,690,638
Convertible notes - Chardan	—	544,044
Secured convertible note	13,804,544	756,248
Winston & Strawn agreement	1,000,000	81,352
Tau agreement	—	6,025
Stock payable	—	12,500
Debenture	3,472,220	—
Stock Based Compensation	1,973,684	—
Promissory note	—	5,690
Total Shares issuable under Convertible Note obligations – if converted total dilutive	20,250,448	3,096,497

Public Warrants	10,062,500	10,062,500
Private Warrants	5,553,125	5,553,125
2025 Warrants	17,671,665	—
Secured convertible note warrants	600,000	600,000
Total excluded under treasury method – out of the money	33,887,290	16,215,625

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Coverage of $250,000. The Company has not experienced losses on these accounts. The Company’s cash is deposited at two financial institutions. At December 31, 2025, the Company had no amounts in excess of the FDIC limit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities, convertible notes derivative liability and the earnout out liability (see Note 12).

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

DECEMBER 31, 2025

(Unaudited)

NOTE 3. CASH SEGREGATED IN ACCORDANCE WITH FEDERAL REGULATIONS

Wilson-Davis is required by Rule 15c3-3 of the SEC to maintain a cash reserve with respect to customers’ transactions and credit balances, on a settlement date basis. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of December 31, 2025 and June 30, 2025, was calculated to be $23,418,312 and $20,890,603, respectively. As of December 31, 2025, Wilson-Davis had $22,106,869 in cash which was $1,311,443 less than the amount required, and failed to make a timely deposit. Wilson-Davis notified the SEC and FINRA of the deficit and was in compliance as of January 2, 2026. As of June 30, 2025 Wilson-Davis had $21,175,129 cash on deposit which is more than the required amount.

Wilson-Davis is also required by Rule 15c3-3 of the SEC to maintain a cash reserve with respect to broker-dealer transactions and credit balances. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of December 31, 2025 and June 30, 2025 was calculated to be $290,537 and $100,000, respectively. As of December 31, 2025 and June 30, 2025, Wilson-Davis had $373,119 and $200,575, respectively, cash on deposit in the reserve account, which was $82,582 and $100,575, respectively, more than the amount required.

NOTE 4. NET CAPITAL REQUIREMENTS

As a broker-dealer, Wilson-Davis is subject to the uniform net capital rule adopted and administered by the SEC. The rule requires maintenance of minimum net capital and prohibits a broker-dealer from engaging in securities transactions at a time when its net capital falls below minimum requirements, as those terms are defined by the rule. Under the alternative method permitted by this rule, net capital shall not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. Also, Wilson-Davis has a minimum requirement based upon the number of securities markets that it maintains. On December 31, 2025 and June 30, 2025, Wilson-Davis’s net capital was $14,691,647 and $11,190,362, respectively, which was $14,441,647 and $10,940,362, respectively, in excess of the minimum required.

NOTE 5 – CASH AND RESTRICTED CASH

Reconciliation of cash and restricted cash as shown in the condensed statements of cash flows is presented in the table below:

	December 31, 2025	June 30, 2025
Cash and cash equivalents	$23,080,646	$7,533,690
Cash segregated - customers	22,762,558	21,874,954
Cash segregated - PAB	373,119	200,575
Total cash and restricted cash shown in the statement of cash flows.	$46,216,323	$29,609,219

NOTE 6. RELATED PARTY TRANSACTIONS

Related Party Share Issuance/Transfers

During the month of July 2024, Quantum Ventures LLC (“Quantum Ventures” or the “Sponsor”) and AtlasFinTech transferred to various debt holders as described below, 25,982 and 16,528 shares, respectively, for total contributed shares of 42,510 shares recorded as contributed capital for $2,412,930. The Company recorded contributed capital for the value of the liabilities settled with their personal shareholdings. The contributed capital recognized was $21,299 in interest paid in shares for promissory notes, $217,397 in interest for the Secured Convertible Note, $400,000 of principal under a convertible note (the “Chardan Note”) payable to Chardan Capital Markets LLC (“Chardan”) along with $212,803 in interest paid for the Chardan Note, $351,141 in interest for short and long term Notes and $1,210,290 for payment under contingent obligation to Wilson-Davis sellers.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Advances from Related Parties

On May 9, 2024, Quantum Ventures, a related party, transferred 935 shares of Common Stock to pay for the $47,750 of interest in connection with the Short-Term Notes (as defined in Note 8 below). The Company agreed to reimburse Quantum Ventures for the value of the shares plus 13% interest; as such a payable of $55,087 is due and payable to Quantum Ventures.

During the six-months ended December 31, 2025, $5,000 was advanced by the Executive Chairman to the Company to cover vendor obligations. As of December 31, 2025, amounts due to the Executive Chairman is $20,000.

During the six-months ended December 31, 2025 $7,300 was advanced by the President to the Company to cover vendor obligations. As of December 31, 2025, amounts due to the President is $27,300.

As of December 31, 2025, $8,308 is due in payable to employees of Wilson-Davis.

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

On October 8, 2025 the Company repaid to Sandip Patel $1,200,000 in cash and to Sixth Borough Capital Funds, LP, $640,000 in cash and $500,000 through the issuance of Units sold pursuant to the Equity SPA. As such as of December 31, 2025, no amounts are due under the September Securities Purchase agreement held by Sandip Patel and Sixth Borough Capital Fund, LP.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Earnout Liability

In connection with the Closing, and pursuant to the terms of the Business Combination Agreement, stockholders of AtlasClear (the “AtlasClear Stockholders”) received merger consideration (the “Merger Consideration Shares”) consisting of 74,000 shares of Common Stock. In addition, the AtlasClear Stockholders will receive up to 5,944,444 shares of Common Stock (the “Earn Out Shares”) upon certain milestones (based on the achievement of certain price targets of Common Stock following the Closing). The milestones were not met during the first 18 months following the Closing, and as such the price target Earn Out Shares will not be issued. Atlas FinTech will also receive up to $20 million of shares of Common Stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for five years following the Closing, with no catch-up between the years. The Earn Out provision was analyzed under ASC 480 and ASC 815. The Software Products Earn Out Shares Payments in this transaction are within the scope of ASC 480 and therefore have been accounted for as a liability. As of December 31, 2025 and June 30, 2025 the fair value of the earnout liability was $861,000 and $11,369,000, respectively. As a result of the delay in the Company’s planned acquisition of Commercial Bancorp of Wyoming (“Commercial Bancorp”), the Company has not yet been able to implement the targets of software product revenue under the earnout. As such, management has revisited its revenue targets through the earnout period, resulting in a significant reduction in the estimated value attributed to the Software Product Earn Out Shares. See Note 12 Fair Value Measurements for additional information.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

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

Refer to Note 11 for discussion regarding stock based compensation. As of December 31, 2025 the Company paid the one time signing bonuses for a total of $850,000 under the employment agreements discussed above.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

NOTE 8. NOTES PAYABLE

Chardan Convertible Note

During the six-months ended December 31, 2025, the Company issued a total of 4,845,072 shares of Common Stock to Chardan under the Chardan Note, for a total of $959,764 in principal. The conversion rate of 90% of the trailing seven-trading day VWAP prior to payment was between $0.16 and $0.18 per share. As a result, the Company recognized $240,897 in amortized debt discount included in interest expense and has fully settled the Chardan Note balance. As of December 31, 2025 and June 30, 2025, the balance under the Chardan Note was $0 and $718,866, respectively.

During the six-month period ended December 31, 2024, the Company received conversion notices under the Chardan Note for an aggregate principal amount of $725,000, and issued a total of 37,717 shares of Common Stock, of which 6,113 were transferred from Quantum Ventures and 2,119 were transferred from Atlas FinTech (see Note 6 above), and 29,485 were newly issued shares. During the six-month period ended December 31, 2024, the Company recognized $137,872 in interest expense on the principal and $86,209 of interest related to the amortization of the debt discount created with the derivative liability. During the six-month period ended December 31, 2024, Quantum Ventures transferred 2,427 and Atlas fintech transferred 877 shares to Chardan to pay for accrued interest of $212,803.

See Note 12 for additional information on the fair value and change in fair value related to the derivative.

Secured Convertible Note Financing

During the six-months ended December 31, 2025, the Company issued a total of 63,944,332 shares of Common Stock to Funicular under the Secured Convertible Note for total of $9,324,489 in Principal and $267,161 of interest. The conversion rate was $0.15 per share, which is the floor established under the agreement.

As of December 31, 2025, the company recognized $269,925 in interest expense on the principal and $513,201 of interest related to the amortization of the debt discount. As of October 8, 2025, the carrying value of the Secured Convertible Note was $100,546.

As of June 30, 2025, the carrying value of the Secured Convertible Note was $8,909,070, net of discount of $513,201.

As of December 31, 2024, the Company recognized $899,165 in interest expense on the principal and $180,085 of interest related to the amortization of the debt discount. As of December 31, 2024, the carrying value of the Secured Convertible Note was $8,745,699, net of discount of $611,496. During the six-month period ended December 31, 2024, Quantum Ventures transferred 6,133 shares to pay for accrued interest of $217,373.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

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

The Restated Note issued by the Company to Funicular on October 8, 2025 represents a freestanding financial liability within the scope of ASC 470-10 Debt – Overall, with certain fair value election provisions applied under ASC 825-10 Financial Instruments – Overall. The Restated Note replaces the prior Secured Convertible Note originally issued on February 9, 2024, described above, increasing the principal balance from approximately $97,782 to $10,097,782, thereby constituting a significant new investment and creating an extinguishment of the prior note under ASC 470-50 Debt – Modifications and Extinguishments.

The Company elected to apply the Fair Value Option (FVO) under ASC 825-10 to the Restated Note. Under ASC 825-10-15-4 and 825-10-25-4, the Restated Note qualifies as an eligible financial liability because it is recognized upon initial issuance and not within any of the prohibited categories. The election was made at initial recognition and applies to the entire instrument, with upfront fees and costs expensed as incurred. As a result, the Restated Note is measured at fair value with changes recognized in earnings each reporting period, and the Company separately presents in other comprehensive income the portion of fair value changes attributable to instrument-specific credit risk, consistent with ASC 825-10-45-5.

As part of the transaction, fees and expenses incurred in connection with the amendment—principally legal and negotiation costs up to $25,000 were deducted from the proceeds of the note and treated as fees paid to the creditor under ASC 470-50-40-17. Because the Restated Note is accounted for under the fair value option, third-party costs are expensed as incurred in accordance with ASC 825-10-25-3.

As a result, the Company recognized $22,235 as transaction cost consisting of $25,000 legal cost incurred net of the accumulated that was extinguished as a result of $2,764. Accordingly, the Company recognized $255,626 in accumulated interest under the Restated Note and recognized a change in the fair value of $1,796,432. See Note 12 for additional information on the fair value and change in fair value related to the Secured Convertible Note.

Sellers Note

As a result of the acquisition of Wilson-Davis, the Company issued (i) $5,000,000 in aggregate principal amount of notes due 90 days after the Closing Date (the “Short-Term Notes”) and (ii) $7,971,000 in aggregate principal amount of notes due 24 months after the Closing Date (the “Long-Term Notes” and, together with the Short-Term Notes, the “Seller Notes”). The Short-Term Notes accrue interest at a rate of 9% per annum, payable quarterly in arrears in shares of Common Stock, at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, cash), and are convertible at the option of the holder at any time during the continuance of an event of default, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion. The Long-Term Notes accrue interest at a rate of 13% per annum, payable quarterly in arrears in shares of Common Stock, at a rate equal to 90% of the trailing seven-trading day VWAP prior to payment (or, at the Company’s option, in cash), and are convertible at the option of the holder at any time commencing six-months after the Closing Date, at a rate equal to 90% of the trailing seven-trading day VWAP prior to conversion (or 85% if an event of default occurs and is continuing).

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

As of June 30, 2025 the principal balance and accrued interest of the Short-Term Notes was fully settled with shares in agreed upon conversion terms. As of June 30, 2025 the principal balance on the Long-Term Notes was $975,573 and $31,706 in accrued interest less $27,167 of unamortized debt discount, for total principal balance of $980,106 under the Long-Term Notes. The Long-Term Notes mature on February 9, 2026 and, as such, the amounts payable under the Long-Term Notes had been included in current liabilities.

As of September 19, 2025, all of the Seller Notes have been fully settled via the conversion to shares of Common Stock. The Company during the six-months ended December 31, 2025, issued a total of 15,922,008 shares of Common Stock to the Wilson-Davis sellers under both the Long-Term Notes and the Merger Financing Note, as defined below, for total of $2,565,931 in Principal and $113,791 of interest. The conversion rate of 90% of the trailing seven-trading day VWAP prior to payment was between $0.16 and $0.18 per share.

During the six-months ended December 31, 2024, the Company received conversion notices for a total $359,896 in Short-Term Note principal and $7,530 of Short-Term Note interest, and issued a total of 31,035 shares of Common Stock. During the six-months ended December 31, 2024, the company recognized $309,136 in interest expense on the short-term principal, $518,128 in interest expense on the long-term principal and $199,780 of interest related to the amortization of the debt discount on long-term loan created with the derivative liability. During the six-month period ended December 31, 2024, Quantum Ventures transferred 6,133 shares to the Wilson-Davis sellers to pay for accrued interest of $92,083 on the Short-Term Notes and $259,058 on the Long-Term Notes. As of December 31, 2024, the principal balance on the Short-Term Notes was $4,640,104 and $301,606 in accrued interest net of $0 of unamortized debt discount, for a total carrying balance of $4,941,710 on the Short-Term Notes. As of December 31, 2024 the principal balance on the Long-Term Notes was $7,971,197 and $518,134 in accrued interest net of $421,756 of unamortized debt discount, for a total carrying balance of $8,067,569 on the Long-Term Notes.

Contingent Guarantee/ Merger Financing

In connection with the acquisition of Wilson-Davis, shares of Common Stock were transferred to the Wilson-Davis sellers, to cover a cash deficit of $6,000,000 (the Gross Proceeds Shortfall). The shares have a make-whole provision that is required to be accounted for under ASC 480. The Company has valued the obligation as of June 30, 2024 of $3,256,863 based on the cash value that would need to be remunerated by the Company. The value of the cash that would be paid was deemed to be the fair value of the contingent guarantee. The Company analyzed the public sales of the shares transferred to determine the amount of cash recovered less the $4,000,000 contingent guarantee resulting in a liability due of $3,256,863. As of February 9, 2024, the 885,010 shares transferred by Quantum Ventures and AtlasFintech were valued at $8,850,100 which was greater than the $4,000,000 guaranteed value, and as such the value of the guarantee was deemed to be zero on February 9, 2024. As a result of the decrease in stock prices through June 30, 2024, the Wilson-Davis sellers have recovered $743,137 in cash through sales of the shares transferred, resulting in the value of the liability as of June 30, 2024 to be $3,256,863.

During the six-month period ended December 31, 2024, Atlas FinTech agreed to transfer 1,234,990 in shares of Common Stock to the Wilson-Davis sellers under the contingent guarantee, resulting in a reduction in the contingent guarantee of $1,210,290 based on the fair value of the shares transferred on the transfer date.

On August 9, 2024, the Company entered into an agreement to modify the terms of the contingent guarantee where the Company agreed to enter into a convertible note on the amount that had not yet been recovered through share issuances of $2,886,347 plus a 5% convenience fee, resulting in the Company issuing a convertible note of $3,030,665. This Convertible Promissory Note (the “Merger Financing Note”) was issued pursuant to that certain Post-Closing Agreement dated effective August 9, 2024 (the “Agreement”), by and between the Company and the former stockholders of Wilson-Davis, to address the remaining Gross Proceeds Shortfall that was not remedied by the transfer of Additional Shares. The Merger Financing Note was analyzed under ASC 480 and ASC 815, and as a result of the Company not having sufficient shares authorized to settle the convertible note, the Merger Financing Note falls under ASC 815.

Under ASC 815, the conversion feature was bifurcated resulting in a conversion liability of $113,044 for the Merger Financing Note at issuance. For the three and six-months ended December 31, 2024, the Company recognized $100,685 and 157,594, respectively, in interest expense on the principal and $18,944 and 29,651, respectively, of interest related to the amortization of the debt discount created with the derivative liability. See Note 12 for additional information on the fair value of the derivative.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

The carrying balance of the Merger Financing Note as of June 30, 2025, net of principal converted to shares of $1,439,586, was $1,618,575, net of $24,215 in unamortized debt discount. The Company issued a total of 15,922,008 shares of Common Stock to the Wilson-Davis sellers for both the Long-Term Note and the Merger Financing Note for a total of $2,565,931 in principal and $113,791 of interest. The conversion rate of 90% of the trailing seven - trading day VWAP prior to payment was between $0.16 and $0.18 per share. As of September 19, 2025 the Merger Financing Note was paid in full and the Company recognized $24,215 in amortized debt discount and $23,599 in interest expense.

Tau Agreement - ELOC

On July 31, 2024, the Company and Tau Investment Partners LLC (“Tau”) entered into an at-the-market agreement (the “ELOC”). Pursuant to the ELOC, upon the terms of and subject to the satisfaction of certain conditions, the Company has the right from time to time at its option to direct Tau to purchase up to a specified maximum amount of shares of the Common Stock, up to a maximum aggregate purchase price of $10 million (the “Commitment Amount”), over a 24-month term commencing on the date of the ELOC. The Company may request, on dates determined by it, individual advances up to the greater of 100,000 shares or such amount as is equal to 50% of the average daily volume traded of the Common Stock during the 30 trading days immediately prior to the date the Company requests each advance, subject to the aggregate limit of $10 million. Any such advance will reduce amounts that the Company can request for future advances and draw downs. The purchase price payable for the shares sold pursuant to any advance will be equal to 97% of the lowest volume weighted average price of the Common Stock during a pricing period of three consecutive trading days following Tau’s receipt of the applicable advance notice. Tau’s obligation to purchase the shares the Company requests to sell pursuant to any advance is conditioned upon, in addition to certain other customary closing conditions, the continued effectiveness of a registration statement pursuant to which Tau may freely sell the shares to be received. The Company was to issue to Tau a fee equal to 1.25% of the Commitment Amount (the “Commitment Fee”) due in shares upon closing based on the closing price on the day prior to approval of the S-1.

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

As both the Commitment Amount and Commitment Fee were issued in a single transaction and are both remeasured to fair value through earnings in each subsequent reporting period, the proceeds received should be allocated to each freestanding financial instrument on a relative fair value basis. As of December 31, 2024 the Company requested advance notices for a total of $569,345 which resulted in approximately 41,250 shares to be issued

During the six-months period ended December 31, 2024, Tau sold and settled 41,250 of the shares which were issued under the ELOC resulting in the sale of $546,099, Tau purchased the shares for $569,345 resulting in a realized loss to the Company of $23,245.

As of December 31, 2025, there are no share available under the ELOC and accordingly no further advances are anticipated. See Note 12 for additional information regarding the fair value method and related disclosures.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Promissory Notes

Interest Solutions, LLC. Shares of Common Stock may become issuable to Interest Solutions, LLC (“Interest Solutions”) pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $120, subject to adjustment. Accrued interest on the Interest Solutions Note was payable monthly, beginning on June 30, 2024, at a rate of 13% per annum and the Interest Solution Note was to mature on February 9, 2026. Until all payments have been made to the Wilson-Davis sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three-months ended December 31, 2025 and 2024, the Company recognized $8,913 and $8,815 in interest expense, respectively. During the six-months ended December 31, 2025 and 2024 the Company recognized $8,913 and $17,826 in interest expenses, respectively. On October 1, 2025, the Company issued 576,616 shares of Common Stock at a conversion price of $0.5627 in full settlement of $275,000 in principal and $49,462 of accrued interest. As of December 31, 2025 and June 30, 2025, there was $0 and $315,549 included in Promissory note payable.

JonesTrading Institutional Services LLC. Up to 3,283 shares of Common Stock may become issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $120, subject to adjustment. Accrued interest on the JonesTrading Note was payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis sellers, interest on the Jones Trading Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three and six-month period ended December 31, 2025, the Company recognized $8,627 and $8,627, respectively and for the three and six-months ended December 31, 2024, the Company recognized $12,288 and $24,309, respectively, in interest expenses. On September 16, 2025, the Company and JonesTrading entered into an amendment to the promissory note agreement, whereby the conversion price floor of $2.00 was amended to $0.75. As a result, on September 16, 2025, the Company issued 585,229 shares of Common Stock at a conversion price of $0.75 in full settlement of $375,000 in principal and $63,922 of accrued interest. During the three and six-months ended December 31, 2024, Quantum Ventures transferred 101 shares of Common Stock to pay for $12,288 in accrued interest. As of December 31, 2025 and June 30, 2025, there was $0 and $430,295 included in Promissory note payable.

Toppan Merrill LLC. The Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note was February 8, 2026 and the note accrued interest at a rate of 13% per annum. The principal and interest payments due under the note was not payable in shares of Common Stock. The Company paid $180,000 in cash on November 4, 2025 as full repayment of the promissory note. As of December 31, 2025 and June 30, 2025, there was $0 and $175,286, respectively, included in Promissory note payable.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Winston & Strawn Agreement

Up to $2,500,000 in shares of Common Stock were issuable to Winston & Strawn LLP (“Winston & Strawn”) pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”). Pursuant to the Winston & Strawn Agreement, the Company was to issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. As of December 31, 2025 and June 30, 2025, the amount is included in Winston & Strawn Agreement as a liability of $690,400 and $2,489,945, respectively. Due to the nature of the settlement terms, the Winston & Strawn Agreement was deemed to be a derivative liability to the Company as of June 30, 2025 under ASC 480. Change in fair value of the subscription agreement are measured at each reporting period with change reported in earnings. See valuation approach and further disclosure on Note 12.

On January 26, 2026, the Company and Winston & Strawn, entered into a settlement agreement. The Company agreed to provide Winston & Strawn with cash and shares of the Company’s Common Stock. The Company paid $1,000,000 in cash, and issued a total of 1,000,000 shares of the Company Common Stock with a deemed value of $750,000 and a fair value of $256,300 based on the closing stock price on January 26, 2026. As of the date of this filing the Company has complied with the terms and has fully settled the obligations with Winston & Strawn.

Hanire Purchase Agreement

During the six-months ended December 31, 2025, the Company received $200,000 as a good faith deposit towards the securities purchase agreement entered into on December 31, 2024 between the Company and Hanire, LLC (the “ Hanire Purchase Agreement”). An amendment to the Hanire Purchase Agreement is currently being negotiated. As such, the proceeds received are treated as due on demand non interest bearing advances. If terms or repayment and additional funding is not negotiated, the Company expects to refund the good faith deposit.

Debenture

On August 4, 2025, the Company entered into a securities purchase agreement (“August-Securities Purchase Agreement”) with an institutional investor under which the Company agreed to issue and sell, in a private placement, Series A convertible debentures (the “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears 10% interest and matures on August 3, 2026. The holder is entitled to convert the unpaid principal amount of the Debenture, plus accrued interest and penalties, at any time $0.15 per share. If, at any time after Closing, the Company receives financing from third party (excluding the Holder), the Company is required to pay to the Holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the Holder, one hundred percent (100%) of the proceeds raised from the third party in excess of an aggregate amount of $10,000,000 (the “Threshold Amount”) until such time as the Face Amount of the Debenture has been paid in full. The Company agreed that, within 60 days after the sale of the Debenture, the Company would file with the SEC a registration statement, or an amendment to a previously-filed registration statement, registering the resale of the shares of Common Stock underlying the Debenture.

The Debenture is within the scope of ASC 470-10 and is not an ASC 480 liability. The Company did not elect the fair value option under ASC 825-10. The instrument contains two embedded derivatives—the conversion option and the event-of-default feature—each of which requires bifurcation and separate measurement at fair value through earnings. Other redemption and prepayment features are clearly and closely related and remain within the debt host. The Debenture is therefore recognized net of a debt discount, with the derivative liabilities recorded separately and subsequently remeasured to fair value through earnings. Interest expense will be recognized using the effective-interest method.

The Company recognized the discount of $362,067 at issuance consisting of the fair value of the derivative at issuance of $352,067, and $10,000 of transaction cost paid at closing. As a result, the Company recognized $90,517 in amortized debt discount and $12,500 in interest expense for the three-months ended December 31, 2025 and $150,861 in amortized debt discount and $20,833 in interest expense for the six-months ended December 31, 2025. The balance as of December 31, 2025 is $309,627, net of $211,206 of unamortized debt discount. See note 12 for additional disclosure regarding fair value of the derivative.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Convertible Notes

On September 16, 2025, September 19, 2025 and September 23, 2025, the Company entered into separate securities purchase agreements (each, a “September-Securities Purchase Agreement”) with certain institutional investors under which the Company agreed to issue and sell, in a private placement, convertible promissory notes (each, a “Convertible Note” and collectively, the “Convertible Notes”) for an aggregate principal amount of $6,000,000, for a gross purchase price of $5,000,000, reflecting a 20% original issue discount, before fees and other expenses. The Notes did not bear interest, and were to mature on the earlier of six-months from issuance or the date that the Company completes a Qualified Financing (meaning an issuance and sale of capital stock raising gross proceeds of at least $10 million, as defined in the Convertible Notes). The Convertible Notes were convertible into equity, at each holder’s option, at the closing of a Qualified Financing, at the same per share price as the securities sold in the Qualified Financing. The Notes were subject to customary events of default and related remedies.

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

The Company recognized the discount of $1,682,154 at issuance consisting of the fair value of the derivative at issuance of $382,154, $1,000,000 originally issued discount and $300,000 of transaction cost paid at closing. On October 8, 2025 in connection with the Equity SPA discussed below, the Company repaid $1,850,000 in cash and converted $4,150,000 of the Convertible Note into the Units sold pursuant to the Equity SPA. As a result, the Company recognized $1,541,975 and $1,682,154 in amortized debt discount for the three and six-months ended December 31, 2025, respectively. The balance as of December 31, 2025 fully settled and no amounts remain due under the Convertible Note. The derivative was derecognized as a result of the full settlement of the Convertible Note. See note 12 for additional disclosure regarding fair value of the derivative.

Equity Financing

On October 8, 2025, the Company entered into the Equity SPA with certain institutional investors (each, an “Investor”), including Funicular, pursuant to which the Company agreed to issue and sell, in a private placement, 16,666,666 Units for a purchase price of $0.60 per Unit. Each Unit consists of one share of the Common Stock and one warrant (each, a “2025 Warrant”) to purchase Common Stock. Of the total investment amount of $10,000,000, $5,850,000 of proceeds were received and $4,150,000 were converted from the Convertible Notes discussed above.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

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

The Company engaged Dawson James Securities, Inc. as the placement agent (the “Placement Agent”) with respect to the offering of the Restated Note and the Units. The Company agreed to pay the Placement Agent’s fees totaling (i) 4.5% of the aggregate gross from the sale of the Restated Note, (ii) 6% of the aggregate gross proceeds from the sale of the Units to current or previous investors not introduced to the Company by the Placement Agent and (iii) 7% of the aggregate gross proceeds from the sale of the Units to investors introduced to the Company by the Placement Agent, and to reimburse the Placement Agent’s expenses (subject to a cap). Resulting in total transaction cost paid of $1,228,500. The Company also agreed to issue warrants to purchase up to an aggregate of 1,005,000 shares of Common Stock with a fair value of $334,062 to the Placement Agent and its designees, resulting in total transaction cost of $1,562,562. The fair value of the warrants issued to the Placement Agent was included in the transaction cost and allocated between the 2025 Warrant in the amount of $865,659 and the Common Stock in the amount of $696,903 on a pro rated basis.

$500,000 of the Units sold pursuant to the Equity SPA were purchased by Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, Jr., who is a member of the Company’s board of directors and the Chief Executive Officer of the Placement Agent.

The closings of the issuance and sale of the Restated Note and the Units occurred on October 9 through October 14, 2025, and the Company issued an aggregate of 16,666,666 shares of Common Stock and 16,666,665 2025 Warrants.

At the closings, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed, among other things, to file one or more registration statements covering the resale of the shares of Common Stock included as part of the Units, as well as the shares issuable upon conversion of the Restated Note or exercise of the 2025 Warrants. The Company will be subject to liquidated damages if it fails to meet certain conditions set forth in the Registration Rights Agreement.

The Company evaluated the classification of the 2025 Warrants, Common Stock, and the Registration Rights Agreement issued or entered into pursuant to the Equity SPA. The assessment was performed under the relevant guidance in ASC 480-10, ASC 815-10, ASC 815-40, and ASC 825-20, to determine whether these instruments should be accounted for as freestanding or embedded financial instruments, and whether they meet the criteria for equity or liability classification. The 2025 Warrants are classified as freestanding derivative financial liabilities within the scope of ASC 815-10 and ASC 815-40, measured initially and subsequently at fair value through earnings. The issued shares of Common Stock are freestanding equity instruments. The Registration Rights Agreement is a freestanding contingent obligation within the scope of ASC 825-20, with potential liability recognition contingent on probability and estimability under ASC 450-20. See Note 12 for additional disclosure regarding fair value of the 2025 Warrants.

NOTE 9. INTANGIBLE ASSETS

Amortization expense was $355,795 and $307,192 for the three-month period ended December 31, 2025 and December 31, 2024. Amortization expense was $711,590 and $662,459 for the six-month period ended December 31, 2025 and December 31, 2024, respectively.

Intangible Assets of the company at December 31, 2025 and June 30, 2025 are summarized as follows:

		December 31, 2025
	Est useful		Accumulated	Impairment
	life	Cost	Amortization	of Asset	Net
Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Pacsquare assets – Proprietary Software	10 years	1,928,800	(240,902)	—	1,687,898
Customer Lists	12 years	14,625,000	(2,307,278)	—	12,317,722
Intangible Assets		$22,696,325	$(2,548,180)	$—	$20,148,145

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

		June 30, 2025
	Est useful		Accumulated	Impairment
	life	Cost	Amortization	of Asset	Net
Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Developed technology	10 years	1,928,800	(143,696)	—	1,785,104
Customer Lists	12 years	14,625,000	(1,692,894)	—	12,932,106
Intangible Assets		$22,696,325	$(1,836,590)	$—	$20,859,735

Below is a summary of the amortization of intangible assets for the next five years:

Fiscal Year	Amount
June 30, 2026	$699,988
June 30, 2027	1,411,577
June 30, 2028	1,414,916
June 30, 2029	1,411,577
June 30, 2030	1,411,577
Thereafter	7,655,985

NOTE 10. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 25,000,000 shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025 and June 30, 2025, there were no shares of Preferred Stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote for each share. At December 31, 2025 and June 30, 2025, there were 144,580,170 and 40,165,603 shares of Common Stock outstanding, respectively.

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

Pursuant to a Software As A Services License Agreement, as payment in shares for services rendered during the six-months period ended December 31, 2025, the Company issued 356,901 shares of Common Stock valued at the closing price on the date of issuance of $0.162 per share, resulting in compensation expense of $57,821.

On October 1, 2025, the Company and Interest Solutions entered into an amendment to the Interest Solutions Note whereby the conversion price floor of $2.00 was amended to $0.5627. As a result, on October 1, 2025, the Company issued 576,616 shares of Common Stock at a conversion price of $0.5627 in full settlement of $275,000 in principal and $49,462 of accrued interest.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

On October 13, 2025, the Company and a vendor entered into a settlement agreement and release, whereas the Company agreed to issue 192,744 shares of Common Stock in settlement of $34,000 of a vendor payable balance.

On October 13, 2025, the Company issued 325,000 shares of Common Stock to consultants for services rendered. The shares were valued based on the date the date shares were issued for total compensation expenses of $132,373.

In connection with the Equity SPA discussed in Note 8 above, the closings of the issuance and sale of the Units occurred on October 9 through October 14, 2025, and the Company issued an aggregate of 16,666,666 shares of Common Stock.

Refer to Notes 6 and 8 for details regarding shares issued during the three and six-months ended December 31, 2025 and 2024.

Warrants—In connection with the Equity SPA, on October 8, 2025, the Company issued the 2025 Warrants as discussed in Note 8above. The warrants were issued to investors as an equity-linked incentive and to the placement agent as part of transaction compensation. The warrants entitle holders to purchase fully paid and non-assessable shares of common stock, subject to the terms summarized below.

Instruments Issued and Outstanding

•	Investor Warrants: 16,666,667 warrants issued on October 8, 2025
•	Placement Agent Warrants: 1,005,000 warrants issued on October 8, 2025
•	Public Warrants:10,062,500 warrants issued on February 9, 2024
•	Private Warrants: 5,553,125 warrants issued on February 9, 2024
•	Secured Convertible Note Warrants: 600,000 issued February 9, 2024
•	All warrants were outstanding as of December 31, 2025. There were no exercises or modifications during the period.

The warrants are freestanding financial instruments within the scope of ASC 815-10 and ASC 815-40. Although indexed to the Company’s own stock, the warrants do not qualify for equity classification because they contain provisions that could require net cash settlement (e.g., cash payout upon certain fundamental transactions and cash penalties for delayed share delivery). Accordingly, the warrants are classified as derivative financial liabilities and recorded at fair value on the balance sheet, with subsequent changes in fair value recognized in earnings. Refer to Note 12 for discussion regarding the fair value disclosures.

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

The grant-date fair value of the time-based awards was measured based on the closing price of the Company’s Common Stock determined to be $641,900 each for total of $1,283,800, on the respective grant dates and is recognized as compensation expense on a straight-line basis over the vesting period.

Schedule of Nonvested Stock Awards

(Shares in units; weighted-average grant-date fair value in $)

Activity	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2025	—	—
Granted	1,400,000	$0.92
Vested	—	—
Forfeited/Expired	—	—
Nonvested at Dec 31, 2025	1,400,000	$0.92

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

Schedule of Performance-Based (Market Condition) Awards by Tranche (Units; grant-date fair value per share in $)

Tranche	VWAP Milestone	Grant-Date FV/Share	Nonvested at Jul 1, 2025	Granted	Vested	Forfeited/Expired	Nonvested at Dec 31, 2025
1	$0.75	0.66	3,170,479	3,170,479	—	—	3,170,479
2	$1.00	0.65	3,170,479	3,170,479	—	—	3,170,479
3	$1.24	0.64	3,170,479	3,170,479	—	—	3,170,479
4	$1.49	0.63	3,170,479	3,170,479	—	—	3,170,479
5	$1.74	0.62	3,170,479	3,170,479	—	—	3,170,479
Total	—	—	15,852,395	15,852,395	—	—	15,852,395

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

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

Compensation cost for these awards will be recognized over the derived service period, regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered. Expense is not reversed solely because the market condition is not satisfied.

Forfeiture Policy

The Company accounts for forfeitures of share-based awards as they occur. Previously recognized compensation cost is reversed in the period an unvested award is forfeited.

Stock-Based Compensation Expense

As of December 31, 2025, none of the stock price milestones had been achieved and no shares had vested under the performance-based awards.

Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended	Three Months Ended
	December 31, 2025	December 31, 2024
Time-based stock awards	$320,950	$—
Market-based stock awards	$852,410	$—
Total stock-based compensation expense	$1,173,360	$—

	Six Months Ended	Six Months Ended
	December 31, 2025	December 31, 2024
Time-based stock awards	$374,442	$—
Market-based stock awards	$954,329	$—
Total stock-based compensation expense	$1,328,771	$—

As of December 31, 2025, total unrecognized compensation cost related to unvested time- and market-based stock awards was approximately $10,100,561, which is expected to be recognized over a weighted-average period of 2.75 years.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	June 30,
Description	Level	2025	2025
Assets:
Trading securities	1	$5	$5

Liabilities:
Winston & Strawn agreement	3	$690,400	$2,489,945
Warrant liability – Private Warrants	3	$275,659	$123,062
Earnout liability	3	$861,000	$11,369,000
Convertible notes Chardan derivative	3	$—	$103,185
Merger financing derivative	3	$—	$63,696
Tau agreement	3	$—	$539,787
Debentures – derivative	3	$583,069	$—
Convertible Notes – derivative	3	$—	$—
Secured Convertible Note	3	$12,149,840	$—
Warrant liability – Equity SPA	3	$3,933,333	$—

Winston & Strawn Agreement

On February 9, 2024, the Company entered into the Winston & Strawn Agreement, as described in Note 8.

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

As of December 31, 2025 the Company had not issued the shares as stipulated under the Winston & Strawn Agreement and, as such, the Company determined that utilizing a Monte Carlo model was no longer appropriate considering the economic nature of the contract. The Company anticipated making cash payments to settled the obligations. As such, the Winston & Strawn Agreement was valued using the discounted cash flow approach to better determine the fair value of the Winston & Strawn Agreement. The agreement did not have any specific provision regarding default. The key valuation input under the discounted cash flow approach was 15.6% discount rate applied to the anticipated cash out flows over a year.

The key inputs into the Monte Carlo model for the Winston & Strawn Agreement were as follows:

June 30,
Input	2025
Market price of public shares	$0.19
Equity volatility	167.7%
Risk-free rate	4.21%

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

	December 31,	June 30,
Input	2025	2025
Market price of public shares	$0.25	$0.19
Risk-free rate	3.56%	3.67%
Dividend yield	0.00%	0.00%
Volatility	189.6%	167.7%
Exercise price	$689.86	$689.86
Effective expiration date	February 2029	February 2029

Earnout Liability

The liability associated with the Earnout Shares was, initially as of February 9, 2024, valued using a Monte Carlo simulation to determine if and when the revenue hurdles would be achieved. The revenue volatility and revenue to equity correlation was based upon the same guideline public companies. As of December 31, 2025, the Company revised when revenue hurdles would be achieved, as a result of the delay in financing and implementation of the Commercial Bancorp acquisition. Revenue targets were deemed less likely to be reached and as such, this resulted in a significant decrease in the value of the Earnout liability. The Monte Carlo simulation was performed simultaneously on both the share price and revenue to account for the correlation between revenue and equity.

The key inputs into the Monte Carlo model for the Earnout liability were as follows:

	December 31,	June 30,
Input	2025	2025
Market price of public shares	$0.25	$0.19
Revenue volatility	50.00%	12.00%
Discount factor for revenue	22.56%	9.31%

Convertible Note Derivatives

The conversion derivatives associated with Short-Term Notes, Long-Term Notes and the Chardan Note were accounted for as a liability in accordance with ASC 815-40. The conversion derivative liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of conversion derivative liability in the consolidated statements of operations. The convertible note derivatives are made up of the fair value of the embedded conversion option included in the Long-Term Notes and the Chardan Note, which each had fair value as of December 31, 2025 of $0. The fair value of the embedded conversion option included in the Long-Term Notes and the Chardan Note had a fair value as of June 30, 2025 of $103,185 and $0, respectively, totaling $103,185.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Long-Term Notes

As of June 30, 2025 the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Long-Term Notes at $103,185. During the six-months ended December 31, 2025 the Long-Term Notes were settled in full and, as such, the derivative was settled in full with a zero value as of December 31, 2025.

The key inputs into the Monte-Carlo model for the conversion derivative as of June 30, 2025 were as follows:

June 30,
Input	2025
Market price of public shares	$0.19
Risk-free rate	4.13%
Discount rate	15.63%
Probability of default	14.3%
Recovery rate	28.9%
Volatility	167.7%
Effective expiration date	February 2026

Chardan Note

As of June 30, 2025, the conversion feature of the Chardan Note was valued using Monte Carlo model resulting in the fair value of the conversion option at $0. During the six-months ended December 31, 2025 the Chardan Note was fully converted into shares and was settled in full and, as such, the derivative was settled in full with a zero value as of December 31, 2025.

The key inputs into the Monte-Carlo model for the conversion derivative as of June 30, 2025 were as follows:

June 30,
Input	2025
Market price of public shares	$0.19
Risk-free rate	4.32%
Discount rate	12.43%
Probability of default	5.9%
Recovery rate	47.6%
Effective expiration date	December 31, 2025

Secured Convertible Note

As a result of the changes in stock price and the limitation on authorized shares to comply with the conversion option, the Company determined that as of June 30, 2025 valuation of the Secured Convertible Note conversion feature now was required to be bifurcated under ASC 815 and, as such, the Company fair valued the embedded derivative. As of June 30, 2025, the conversion feature was valued using the Monte Carlo model resulting in the fair value of the conversion option included in the Secured Convertible Note at $0. See Note 9 for additional information. As of October 8, 2025 as a result of the Restated SPA, the Secured Convertible Note was considered extinguished and replaced with the new Secured Convertible Note, see below for additional information.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

The key inputs into the Monte-Carlo model for the conversion derivative as of June 30, 2025 were as follows:

June 30,
Input	2025
Market price of public shares	$0.19
Risk-free rate	3.63%
Discount rate	12.02%
Probability of default	44.0%
Recovery rate	47.6%
Volatility	167.7%
Effective expiration date	January 2028

On October 8, 2025, the Company entered into the Restated SPA with Funicular. The Restated Note issued pursuant to the Restated SPA is convertible, in whole or in part, into shares of the Company’s Common Stock at the election of the holder at any time at an initial Conversion price of $0.75 per share. The Conversion Price is subject to adjustment if the Company issues or is deemed to issue shares of Common Stock at a price below the then-current Conversion Price (subject to certain exceptions), and is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. The Company elected to apply the Fair Value Option (FVO) under ASC 825-10 to the Restated Note. Under ASC 825-10-15-4 and 825-10-25-4, the Restated Note qualifies as an eligible financial liability because it is recognized upon initial issuance and not within any of the prohibited categories. The election was made at initial recognition and applies to the entire instrument, with upfront fees and costs expensed as incurred. As a result, the Restated Note is measured at fair value with changes recognized in earnings each reporting period, and the Company separately presents in other comprehensive income the portion of fair value changes attributable to instrument-specific credit risk, consistent with ASC 825-10-45-5.

As of December 31, 2025 and October 8, 2025, the Restated Note was valued using Black-Scholes model combined with the discounted cash flow model, resulting in the fair value of the Restated Note of $12,149,840 and $14,585,961, respectively.

The key inputs into the Black-Scholes model for the conversion derivative as of December 31, 2025 and October 8, 2025 were as follows:

	December 31,	October 8,
Input	2025	2025
Market price of public shares	$0.25	$0.36
Conversion Price	$0.75	$0.75
Principal and interest balance at valuation date	$10,353,408	$10,097,782
Risk-free rate	3.71%	3.73%
Discount rate	14.93%	11.30%
Volatility	189.63%	165.13%
Effective expiration date	October 2030	October 2030
Term	4.77 years	5 years

Merger Financing Note

As of June 30, 2025 the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Merger Financing Note of $63,696. During the six-months ended December 31, 2025, the Merger Financing Note was settled in full and, as such, the derivative was settled in full with a zero value as of December 31, 2025.

June 30,
Input	2025
Market price of public shares	$0.19
Risk-free rate	4.13%
Discount rate	15.63%
Probability of default	14.3%
Recovery rate	28.9%
Volatility	167.7%
Effective expiration date	February 2026

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Tau Agreement

As discussed in Note 8 the Tau Agreement no longer has shares available to utilize and management does not intend to utilize the ELOC. As such as of December 31, 2025 the fair value of the Tau Agreement was deemed to be zero. As of June 30, 2025 the Tau Agreement was valued using Monte Carlo model resulting in the fair value of $539,448 and the Commitment Fee at $337.

The key inputs into the Monte-Carlo model for the Commitment Amount as of issuance date of June 30, 2025 was as follows:

June 30,
Input	2025
Anticipated Monthly Advance Amounts	$40,000
Risk-free rate	3.75%
Volatility	167.7%
Effective expiration date	July 2026

Debenture Derivative

On August 4, 2025 the Company issued the Debenture as discussed in Note 8. The Company determined that the conversion feature was required to be bifurcated under ASC 815 and, as such, the Company fair valued the embedded derivative. As of December 31, 2025 the Debenture was valued using a Black-Scholes model and as of August 4, 2025, the issuance date, the Debenture was valued using Scenario Based Methodology model resulting in the fair value of the conversion option included in the Debenture embedded derivative at $1,189,955 and $352,067, respectively. See Note 8 for additional information.

The key inputs into the Black-Scholes for the conversion derivative as of December 31, 2025 and Scenario Based Methodology model August 4, 2025 were as follows:

	December 31,	August 4,
Input	2025	2025
Market price of public shares	$0.25	$0.22
Risk-free rate	3.57%	3.75%
Discount rate	16.22%	15.41%
Volatility	189.63%	165.9%
Effective expiration date	August 2026	August 2026

Convertible Note Derivative

On September 16, 2025 the Company issued Convertible Notes as discussed in Note 8. The Company determined that the conversion feature was required to be bifurcated under ASC 815 and, as such, the Company fair valued the embedded derivative. As of September 16, 2025, the issuance date, the Convertible Notes derivative was valued using a Scenario Based methodology model resulting in the fair value of the embedded derivatives included in the Convertible Notes of $5,382,154, of which at $382,154 was allocated to the embedded derivative. On October 8, 2025 in connection with the Equity SPA, the Company repaid the Convertible Note in full; as such as of December 31, 2025 the derivative was derecognized. See Note 8 for additional information.

The key inputs into Scenario Based Method for the conversion derivative as of September 16, 2025 were as follows:

September 16,
Input	2025
Discount rate	11.21%
Probability of default	8.98%
Recovery rate	42.90%
Effective expiration date	March 2026

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

2025 Warrant Liability- Equity SPA

On October 8, 2025, the Company entered into the Equity SPA pursuant to which the Company agreed to issue and sell, in a private placement, 16,666,666 Units for a purchase price of $0.60 per Unit. Each Unit consists of one share of the Company’s Common Stock and one 2025 Warrant. In addition, 1,005,000 of 2025 Warrants were issued to the placement agent as transaction cost. The 2025 Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statements of operations. The fair value of all 2025 Warrants issued at issuance was $5,874,061 ($5,539,999 for the warrants included in the units and $334,062 for the warrants issued to placement agents).

The 2025 Warrants were, initially and as of the end of each subsequent reporting period, valued using a lattice model, specifically a Black-Scholes model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the 2025 Warrants is the expected volatility of the Company’s Common Stock.

The key inputs into the Black-Scholes model for the 2025 Warrants were as follows:

	December 31,	October 8,
Input	2025	2025
Market price of public shares	$0.25	$0.36
Risk-free rate	3.71%	3.73%
Dividend yield	0.00%	0.00%
Volatility	189.63%	165.13%
Exercise price	$0.75	$0.75
Term	4.77 years	5 years
Effective expiration date	October 2030	October 2030

The following table presents the changes in the fair value of the following:

	Private	Tau
	Placement	Agreement
	Warrants	Liability
Fair value as of June 30, 2025	$123,062	$539,787
Write of receivable	—	(205,238)
Change in valuation inputs or other assumptions	61,531	(334,549)
Fair value as of September 30, 2025	$184,593	$—
Change in valuation inputs or other assumptions	91,066	—
Fair value as of December 31, 2025	$275,659	$—

	Private	Tau
	Placement	Agreement
	Warrants	Liability
Fair value as of June 30, 2024	$307,656	$—
Initial measurement	—	1,090,949
Transferred to equity	—	(303,000)
Change in valuation inputs or other assumptions	(246,125)	184,559
Fair value as of September 30, 2024	$61,531	$972,508
Transfer to equity	—	115,277
Change in valuation inputs or other assumptions	61,531	73,284
Fair value as of December 31, 2024	$123,063	$783,945

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

	Conversion	Earnout
	Derivative	Liability
Fair value as of June 30, 2025	$103,185	$11,369,000
Change in valuation inputs or other assumptions	(103,185)	116,000
Fair value as of September 30, 2025	$—	$11,485,000
Change in valuation inputs or other assumptions	—	(10,624,000)
Fair value as of December 31, 2025	$—	$861,000

	Conversion	Earnout
	Derivative	Liability
Fair value as of June 30, 2024	$16,462,690	$12,298,000
Change in valuation inputs or other assumptions	(14,320,179)	340,000
Fair value as of September 30, 2024	$2,142,511	$12,638,000
Change in valuation inputs or other assumptions	(1,117,805)	(1,594,000)
Fair value as of December 31, 2024	$1,024,706	$11,044,000

	Winston & Strawn	Merger Financing
	Agreement	Derivative
Fair value as of June 30, 2025	$2,489,945	$63,696
Change in valuation inputs or other assumptions	(1,798,624)	(63,696)
Fair value liability as of September 30, 2025	$691,321	$—
Change in valuation inputs or other assumptions	(921)	—
Fair value liability as of December 31, 2025	$690,400	$—

	Winston & Strawn	Merger Financing
	Agreement	Derivative
Fair value as of June 30, 2024	$2,425,647	$—
Initial measurement	—	113,044
Change in valuation inputs or other assumptions	34,841	63,195
Fair value liability as of September 30, 2024	$2,460,488	$176,239
Change in valuation inputs or other assumptions	13,041	(25,749)
Fair value liability as of December 31, 2024	$2,473,529	$150,490

		Secured
	Contingent	Convertible
	Guarantee	Derivative
Fair value as of June 30, 2024	$3,256,863	$—
Shares issued as partial payment	(1,210,290)	—
Change in valuation inputs or other assumptions	839,774	89,535
Exchange to Merger financing note	(2,886,347)	—
Fair value as of September 30, 2024	$—	$89,535
Change in valuation inputs or other assumptions	—	(89,535)
Fair value liability as of December 31, 2024	$—	$—

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

		Convertible
	Debenture	Notes
	Derivative	Derivative
Fair value as of June 30, 2025	$—	$—
Initial measurement	352,067	382,154
Change in valuation inputs or other assumptions	837,888	52,873
Fair value as of September 30, 2025	$1,189,955	$435,027
Change in valuation inputs or other assumptions	(606,886)	(435,027)
Fair value as of December 31, 2025	$583,069	$—

	Secured	2025
	Convertible	Warrant
	Note	Liability
Fair value as of June 30, 2025	$—	$—
Principal amount	10,097,782	—
Day 1 fair value charge to earnings	4,488,179	—
Initial measurement October 8, 2025	14,585,961	5,874,061
Accrued interest through December 31, 2025	255,626	—
Change in valuation inputs or other assumptions	(2,691,747)	(1,940,728)
Fair value as of December 31, 2025	$12,149,840	$3,933,333

There were no transfers between levels during the three and six-months ended December 31, 2025 and 2024.

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

The following table presents revenue and operating income (loss) for the periods presented:

	Three Months Ended	Three Months Ended
	December 31, 2025	December 31, 2024
Commissions	$3,097,701	$1,598,153
Vetting fees	351,850	357,601
Clearing fees	582,148	785,227
Net gain/(loss) on firm trading accounts	205,569	2,245
Other revenue	819,826	3,273
Total revenue	$5,057,094	$2,746,499
Loss from operations	$(2,455,322)	$(1,149,149)

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2025	December 31, 2024
Commissions	$5,432,090	$2,981,981
Vetting fees	723,550	722,984
Clearing fees	1,296,497	1,832,939
Net gain/(loss) on firm trading accounts	205,458	3,956
Other revenue	1,650,089	8,721
Total revenue	$9,307,684	$5,550,581
Loss from operations	$(3,332,560)	$(2,090,251)
Total assets	$77,615,158	$56,014,642

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

On January 12, 2026, the Company received a cashless exercise notice in respect of 483,333 warrants from the 2025 Warrants held by Funicular, resulting in the issuance of 1,294,558 shares of Common Stock.

On February 9, 2026, the Company received a cashless exercise notice in respect of 900,000 warrants from the 2025 Warrants held by Funicular, resulting in the issuance of 2,817,768 shares of Common Stock.

On January 26, 2026, the Company and Winston & Strawn, entered into a settlement agreement. The Company agreed to provide Winston & Strawn with cash and shares of the Company’s Common Stock. The Company paid $1,000,000 in cash and issued a total of 1,000,000 shares of the Company Common Stock with a deemed value of $750,000 and a fair value of $256,300 based on the closing stock price on January 26, 2026. As of the date of filing the Company has complied with the terms and is has fully settled the obligations with Winston & Strawn.

Commercial Bancorp Share Purchase Agreement

On February 5, 2026, the Company entered into a share purchase agreement (the “Purchase Agreement”) with Commercial Bancorp, a Wyoming corporation (“Commercial Bancorp”), and each of the shareholders of Commercial Bancorp (collectively, the “Sellers”). The Purchase Agreement provides for the Company to acquire (the “Acquisition”) from the Sellers all of the outstanding shares (the “Shares”) of common stock of Commercial Bancorp, which is the owner of all of the outstanding stock of Farmers State Bank, a Wyoming state-chartered member bank (the “Bank”), subject to the terms and conditions set forth in the Purchase Agreement. As previously disclosed, the Company had previously entered into an agreement and plan of merger, as amended, to acquire Commercial Bancorp, which agreement has expired in accordance with its terms.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to purchase the Shares from the Sellers for consideration consisting of a combination of cash and shares of the Company’s common stock (“Common Stock”), with the total amount of consideration to be determined based on (i) each Seller’s election to receive cash, shares of Common Stock, or a combination thereof, (ii) the adjusted book value of the operational potion of the equity capital of Commercial Bancorp as of the closing of the Acquisition (the “Closing”), determined in accordance with the provisions of the Purchase Agreement (the “ABV”), (iii) the value of the existing building and land comprising the physical location of the Bank (the “Premises”), and (iv) Commercial Bancorp’s net operating loss as reflected on its most recent tax return prior to the Closing, multiplied by the maximum corporate federal income tax rate in effect as of the date of the Closing (the “NOL Tax Benefit”). Each Seller may elect (the “Election”) to receive an amount equal to any of the following three options: (i) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable one-third in cash and two-thirds in shares of Common Stock; (ii) two times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in cash; or (iii) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in shares of Common Stock. The Company has made an earnest money deposit payment in the amount of $100,000 to Commercial Bancorp, which deposit will be applied to the cash portion of the consideration payable at the Closing or, if the Closing does not occur under certain circumstances, retained by Commercial Bancorp.

The shares of Common Stock to be issued pursuant to the Purchase Agreement will be valued based on either the closing price of the Common Stock on the date of execution of the Purchase Agreement ($0.23), or on the business day immediately preceding the date of the Closing, at each Seller’s option. The Company has agreed to file with the Securities Exchange Commission (the “SEC”), by the later of 90 days following the date of the Purchase Agreement and ten business days following the deadline for each Seller to make an Election, a resale registration statement with respect to the shares of Common Stock issuable pursuant to the Purchase Agreement (the “Resale Registration Statement”).

The obligations of each of the Sellers and the Company under the Purchase Agreement are subject to specified conditions, including, among other matters: (i) the receipt of all required regulatory approvals, (ii) the Resale Registration Statement having been declared effective by the SEC, such that all shares of Common Stock to be issued pursuant to the Purchase Agreement shall be registered for resale and freely tradeable, (iii) the receipt of certain specified third-party consents, and (iv) the absence of any injunctions being entered into or law being adopted that would make the Transaction illegal.

The Purchase Agreement contains customary representations and warranties of Commercial Bancorp and the Bank, the Sellers and the Company. It also contains customary covenants, including (i) covenants providing for each of the parties to use reasonable best efforts to cause the Acquisition to be consummated and to receive all required regulatory approvals, including from the Federal Reserve Board and the Wyoming Division of Banking, (ii) covenants providing for Commercial Bancorp and the Bank to carry on their respective businesses in the ordinary course of business, and to refrain from taking certain actions, during the period between the execution of the Purchase Agreement and the Closing, and (ii) granting the Company observation rights with respect to meetings of the boards of directors of Commercial Bancorp and the Bank during the between the execution of the Purchase Agreement and the Closing. Commercial Bancorp, the Bank and the Sellers have also agreed not to initiate, solicit, encourage or otherwise facilitate the making of any proposal or offer relating to alternate transactions or, engage in any discussions or negotiations with respect to alternate transactions.

The Purchase Agreement contains termination rights for each of the Sellers and the Company, including, without limitation, in the event that (i) any governmental entity issues a non-appealable final order denying approval of the Acquisition; (ii) the Transaction is not consummated within two years of the execution of the Purchase, subject to extension under certain circumstances; or (iii) the other party breaches its representations, warranties or covenants under the Purchase Agreement which would give rise to the failure of a closing condition and such breach is not cured with 30-days of receipt of written notice of such breach.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, plans and objectives of management for future operations, including planned acquisition of Commercial Bancorp, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements.

Forward-looking statements are not guarantees of performance, and the absence of these words does not mean that a statement is not forward looking. You should understand that the following important factors could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements herein:

●	our ability to realize the benefits expected from the Business Combination (as defined herein);
●	our ability complete the acquisition of Commercial Bancorp of Wyoming (“Commercial Bancorp”);
●	our ability to successfully integrate our recent and proposed acquisitions, including the acquisition of Commercial Bancorp, and to realize the synergies and benefits of such acquisitions;
●	our ability to successfully implement the AtlasClear Platform (as defined herein);
●	our significant indebtedness and our ability to service such indebtedness;
●	the volatility of the price of our Common Stock, par value $0.0001 per share (the “Common Stock”) and the possibility that stockholders could incur substantial losses;
●	potential dilution of our stockholder interests resulting from our issuance of equity securities;
●	the ability to maintain the listing of our Common Stock on the NYSE American LLC (“NYSE American”), and the potential liquidity and trading of such securities;
●	our ability to grow and manage growth profitably;
●	our ability to raise financing in the future, if and when needed;
●	our success in retaining or recruiting, or adapting to changes in, our officers, key employees, or directors following the Business Combination;
●	our ability to attract and retain our senior management and other highly qualified personnel;
●	our ability to achieve or maintain profitability;
●	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our ability to successfully protect against cybersecurity attacks or breaches, ransomware attacks, and other disruptions to our information technology structure;
●	our ability to successfully compete against other companies;
●	our estimates regarding expenses, future revenue, and needs for additional financing; and
●	the effect of economic downturns and political and market conditions beyond our control.

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2025 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 30, 2025. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are building a cutting-edge technology enabled financial services firm that would create a more efficient platform for trading, clearing, settlement and banking, with evolving and innovative financial products that focus on financial services firms. We are a fintech driven business-to-business platform that seeks to power innovation in fintech, investing, underwriting and trading. We believe we are positioned to provide a modern, mission-critical suite of solutions to our clients, enabling them to reduce their transactions costs and compete more effectively in their businesses.

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

Through the acquisition of Wilson-Davis, a correspondent clearing company, and the anticipated acquisition of Commercial Bancorp, we expect to acquire the capabilities to provide specialized clearing and banking services to financial services firms, with an emphasis on global markets currently underserviced by larger vendors. Once properly integrated, anticipated synergies between Commercial Bancorp, if acquired, and Wilson-Davis are expected to allow for lower cost of capital, higher net interest margins, expanded product development and greater credit extension.

On February 16, 2024, AtlasClear and Pacsquare Technologies, LLC (“Pacsquare”) entered into a Source Code Purchase and Master Services Agreement (the “Pacsquare Purchase Agreement”), pursuant to which AtlasClear purchased a proprietary trading platform with clearing and settlement capabilities that will be developed by Pacsquare, including certain software and source code (the “AtlasClear Platform”). On June 10, 2025, the Company and Pacsquare entered into a Software Development and License Agreement which supersedes and amends the terms under the Purchase Agreement. Under the Software Development and License Agreement, Pacquare agreed to develop and provide services for a period of 36 months, commencing on the date of execution of the Software Development and License Agreement.

We believe that our proprietary trading platform with clearing and settlement capabilities along with the software products and intellectual property assets, are cutting-edge, flexible and scalable.

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

Debenture

On August 4, 2025, the Company entered into a securities purchase agreement (“August-Securities Purchase Agreement”) with an institutional investor under which the Company agreed to issue and sell, in a private placement, Series A convertible debentures (the “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears 10% interest and matures on August 3, 2026. The holder is entitled to convert the unpaid principal amount of the Debenture, plus accrued interest and penalties, any time, at $0.15 per share. If, at any time after Closing, the Company receives financing from third party (excluding the Holder), the Company is required to pay to the Holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the Holder, one hundred percent (100%) of the proceeds raised from the third party in excess of an aggregate amount of $10,000,000 (the “Threshold Amount”) until such time as the Face Amount of the Debenture has been paid in full. The Company agreed that, within 60 days after the sale of the Debenture, the Company would file with the Securities and Exchange Commission (the “SEC”) a registration statement, or an amendment to a previously-filed registration statement registering the resale of the shares of Common Stock underlying the Debenture.

Convertible Notes

On September 16, 2025, September 19, 2025 and September 23, 2025, the Company entered into separate securities purchase agreements (each, a “September-Securities Purchase Agreement”) with certain institutional investors under which the Company agreed to issue and sell, in a private placement, convertible promissory notes (each, a “Convertible Note” and collectively, the “Convertible Notes”) for an aggregate principal amount of $6,000,000, for a gross purchase price of $5,000,000, reflecting a 20% original issue discount, before fees and other expenses. The Notes did not bear interest, and were to mature on the earlier of six-months from issuance or the date that the Company completes a Qualified Financing (meaning an issuance and sale of capital stock raising gross proceeds of at least $10 million, as defined in the Notes). The Convertible Notes were convertible into equity, at each holder’s option, at the closing of a Qualified Financing, at the same per share price as the securities sold in the Qualified Financing. The Notes were subject to customary events of default and related remedies. In October 2025, upon the consummation of the transactions contemplated by the Equity SPA (as defined below), $4.15 million payable by the Company under the Convertible Notes was converted into Units (as defined below), and the remaining balance of the Convertible Notes was paid in full.

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

Equity Financing

On October 8, 2025, the Company entered into a securities purchase agreement (the “Equity SPA”) with certain institutional investors (each, an “Investor”), including Funicular, pursuant to which the Company agreed to issue and sell, in a private placement, an aggregate of 16,666,666 units of securities (each, a “Unit”), for a purchase price of $0.60 per Unit. Each Unit consists of one share of Common Stock and one warrant (each, a “2025 Warrant”) to purchase Common Stock. Of the total investment amount of $10,000,000, $5,850,000 of proceeds were received and $4,150,000 were converted from the Convertible Notes discussed above.

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

The Company engaged Dawson James Securities, Inc. as the placement agent (the “Placement Agent”) with respect to the offering of the Restated Note and the Units. The Company agreed to pay the Placement Agent’s fees totaling (i) 4.5% of the aggregate gross from the sale of the Restated Note, (ii) 6% of the aggregate gross proceeds from the sale of the Units to current or previous investors not introduced to the Company by the Placement Agent and (iii) 7% of the aggregate gross proceeds from the sale of the Units to investors introduced to the Company by the Placement Agent, and to reimburse the Placement Agent’s expenses (subject to a cap), resulting in total transaction cost paid of $1,228,500. The Company also agreed to issue warrants to purchase up to an aggregate of 1,005,000 shares of Common Stock with a fair value of $334,062 to the Placement Agent and its designees, resulting in total transaction cost of $1,562,562. The fair value of the warrants issued to the Placement Agent was included in the transaction cost and allocated between the 2025 Warrant in the amount of $865,659 and the Common Stock in the amount of $696,903 on a pro rated basis.

$500,000 of the Units sold pursuant to the Equity SPA were purchased by Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, Jr., who is a member of the Company’s board of directors and the Chief Executive Officer of the Placement Agent.

The closings of the issuance and sale of the Restated Note and the Units occurred on October 9 through October 14, 2025.

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

Commercial Bancorp Share Purchase Agreement

On February 5, 2026, the Company entered into a share purchase agreement (the “Purchase Agreement”) with Commercial Bancorp, a Wyoming corporation (“Commercial Bancorp”), and each of the shareholders of Commercial Bancorp (collectively, the “Sellers”). The Purchase Agreement provides for the Company to acquire (the “Acquisition”) from the Sellers all of the outstanding shares (the “Shares”) of common stock of Commercial Bancorp, which is the owner of all of the outstanding stock of Farmers State Bank, a Wyoming state-chartered member bank (the “Bank”), subject to the terms and conditions set forth in the Purchase Agreement. As previously disclosed, the Company had previously entered into an agreement and plan of merger, as amended, to acquire Commercial Bancorp, which agreement has expired in accordance with its terms.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to purchase the Shares from the Sellers for consideration consisting of a combination of cash and shares of the Company’s common stock (“Common Stock”), with the total amount of consideration to be determined based on (i) each Seller’s election to receive cash, shares of Common Stock, or a combination thereof, (ii) the adjusted book value of the operational potion of the equity capital of Commercial Bancorp as of the closing of the Acquisition (the “Closing”), determined in accordance with the provisions of the Purchase Agreement (the “ABV”), (iii) the value of the existing building and land comprising the physical location of the Bank (the “Premises”), and (iv) Commercial Bancorp’s net operating loss as reflected on its most recent tax return prior to the Closing, multiplied by the maximum corporate federal income tax rate in effect as of the date of the Closing (the “NOL Tax Benefit”). Each Seller may elect (the “Election”) to receive an amount equal to any of the following three options: (i) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable one-third in cash and two-thirds in shares of Common Stock; (ii) two times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in cash; or (iii) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in shares of Common Stock. The Company has made an earnest money deposit payment in the amount of $100,000 to Commercial Bancorp, which deposit will be applied to the cash portion of the consideration payable at the Closing or, if the Closing does not occur under certain circumstances, retained by Commercial Bancorp.

The shares of Common Stock to be issued pursuant to the Purchase Agreement will be valued based on either the closing price of the Common Stock on the date of execution of the Purchase Agreement ($0.23), or on the business day immediately preceding the date of the Closing, at each Seller’s option. The Company has agreed to file with the Securities Exchange Commission (the “SEC”), by the later of 90 days following the date of the Purchase Agreement and ten business days following the deadline for each Seller to make an Election, a resale registration statement with respect to the shares of Common Stock issuable pursuant to the Purchase Agreement (the “Resale Registration Statement”).

The obligations of each of the Sellers and the Company under the Purchase Agreement are subject to specified conditions, including, among other matters: (i) the receipt of all required regulatory approvals, (ii) the Resale Registration Statement having been declared effective by the SEC, such that all shares of Common Stock to be issued pursuant to the Purchase Agreement shall be registered for resale and freely tradeable, (iii) the receipt of certain specified third-party consents, and (iv) the absence of any injunctions being entered into or law being adopted that would make the Transaction illegal.

The Purchase Agreement contains customary representations and warranties of Commercial Bancorp and the Bank, the Sellers and the Company. It also contains customary covenants, including (i) covenants providing for each of the parties to use reasonable best efforts to cause the Acquisition to be consummated and to receive all required regulatory approvals, including from the Federal Reserve Board and the Wyoming Division of Banking, (ii) covenants providing for Commercial Bancorp and the Bank to carry on their respective businesses in the ordinary course of business, and to refrain from taking certain actions, during the period between the execution of the Purchase Agreement and the Closing, and (ii) granting the Company observation rights with respect to meetings of the boards of directors of Commercial Bancorp and the Bank during the between the execution of the Purchase Agreement and the Closing. Commercial Bancorp, the Bank and the Sellers have also agreed not to initiate, solicit, encourage or otherwise facilitate the making of any proposal or offer relating to alternate transactions or, engage in any discussions or negotiations with respect to alternate transactions.

The Purchase Agreement contains termination rights for each of the Sellers and the Company, including, without limitation, in the event that (i) any governmental entity issues a non-appealable final order denying approval of the Acquisition; (ii) the Transaction is not consummated within two years of the execution of the Purchase, subject to extension under certain circumstances; or (iii) the other party breaches its representations, warranties or covenants under the Purchase Agreement which would give rise to the failure of a closing condition and such breach is not cured with 30-days of receipt of written notice of such breach.

Results of Operations

Comparison of the Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024

	Three Months Ended		Three Months
	December 31,		Ended
	2025	2024	Changes

REVENUES
Commissions	$3,097,701	$1,598,153	1,499,548
Vetting fees	351,850	357,601	(5,751)
Clearing fees	582,148	785,227	(203,079)
Net gain/(loss) on firm trading accounts	205,569	2,245	203,324
Other revenue	819,826	3,273	816,553
TOTAL REVENUES	5,057,094	2,746,499	2,310,595

EXPENSES
Compensation, payroll taxes and benefits	2,790,561	1,580,182	1,210,379
Data processing and clearing costs	967,778	629,733	338,045
Regulatory, professional fees and related expenses	1,508,774	1,107,762	401,012
Stock compensation expense	1,173,360	—	1,173,360
Communications	190,253	126,089	64,164
Occupancy and equipment	45,950	54,428	(8,478)
Transfer fees	40,339	39,917	422
Bank charges	58,486	53,425	5,061
Bad debt	(1,847)	—	(1,847)
Intangible assets amortization	355,795	355,268	527
Other	382,967	(51,156)	434,123
TOTAL EXPENSES	7,512,416	3,895,648	3,616,768

LOSS FROM OPERATIONS	(2,455,322)	(1,149,149)	(1,306,173)

OTHER INCOME/(EXPENSE)
Interest income	493,359	460,315	33,044
Change in fair value of warrant liability derivative	1,849,662	(61,531)	1,911,193
Change in fair value, convertible note derivative	435,027	823,076	(388,049)
Change in fair value, long-term and short-term note derivative	—	294,729	(294,729)
Change in fair value of secured convertible note	(1,796,432)	89,535	(1,885,967)
Change in fair value of Merger financing	—	25,749	(25,749)
Change in fair value of earnout liability	10,624,000	1,594,000	9,030,000
Change in fair value of Winston & Strawn agreement	921	(13,041)	13,962
Change in fair value stock payable	—	25,260	(25,260)
Change in fair value of debenture derivative	606,886	—	606,886
Change in fair value of Tau agreement	—	73,284	(73,284)
Interest expense	(2,777,916)	(2,667,285)	(110,631)
TOTAL OTHER INCOME/(EXPENSE)	9,435,507	644,091	8,791,416

Income before provision for income taxes	6,980,185	(505,058)	7,485,243
Benefit (provision) for income taxes	(196,014)	85,368	(281,382)
Net income (loss)	$6,784,171	$(419,690)	7,203,861

Revenues of $5,057,094 for the three-months ended December 31, 2025, represent a 84% increase from revenues of $2,746,499 for the three-month period ended December 31, 2024. The increase was primarily attributable to the addition of stock locate fees which is a new revenue source and the participation in an at the market offering as a selling agent. Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the SEC and a member in good standing of FINRA. Wilson-Davis is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. Wilson-Davis also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending, stock locates and margin accounts. During its history, Wilson-Davis has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

Total expenses of $7,512,416 for the three-months ended December 31, 2025, represent a 93% increase of $3,616,768 from total expenses of $3,895,648 for the three-month period ended December 31, 2024. The increase was primarily due to an increase in variable compensation related to the increase in revenue.

Compensation, payroll taxes and benefits increased to $2,790,561 for the three-month period ended December 31, 2025, an increase of $1,210,379 from total expenses of $1,580,182 for the three-month period ended December 31, 2024. The increase was primarily due to increase in variable compensation related to the increase in revenue.

Data processing and clearing costs increased to $967,778 for the three-month period ended December 31, 2025 compared to $629,733 for the three-month period ending December 31, 2024. The increase was additional expenses related to the stock locate revenue.

Regulatory, professional fees and related expenses increased to $1,508,774 for the three-months ended December 31, 2025 compared to $1,107,762 in the three-month period ended December 31, 2024. The increase was primarily due a the approval of board compensation of $743,997 which was no present in the comparative three-month period ending December 31, 2024.

Stock based compensation increased to $1,173,360 for the three-months ended December 31, 2025 as a result of the new employment agreement entered into with the executive officers. The expense incurred in the quarter ended December 31, 2025 is the portion over the service period of the granted stock based compensation. No such expense was present in the three-months period ended December 31, 2024.

Other income of $9,435,507 for the three-month period ended December 31, 2025, represents a significant increase from $644,091 for the three-month period ended December 31, 2024. The increase was due to the changes in fair value of various financial instruments, which were settled in the three-month period ended December 31, 2025.The primary decrease is for $10,624,000 related to the change in the fair value of the earnout liability as a result of the delay in financing and closing of the Commercial Bancorp acquisition resulting in a reduction in the anticipated revenue, therefore reducing the estimated fair value of the earnout liability.

Income tax of $196,014 for the three-months period ended December 31, 2025 increased from an income taxes benefit of $85,368 for the three-month period ended December 31, 2024. The increased tax of $281,382 is primarily due to changes in deferred tax liabilities and assets.

The foregoing factors resulted in a net income of $6,784,171 for the three-month period ended December 31, 2025, compared to net loss of $419,690 for the three-month period ended December 31, 2024. The decrease was primarily due to the gain recognized from changes in fair value of the convertible notes that resulted from a change is valuation model as a result of the Company’s delay in financing and closing of the acquisition of Commercial Bancorp which resulted in the decrease in expected revenue, therefore reducing the value of the earnout liability by $10,624,000 during the three-month period ended December 31, 2025.

Comparison of the Six Months Ended December 31, 2025 Compared to the Six Months Ended December 31, 2024

	Six Months Ended		Six Months
	December 31,		Ended
	2025	2024	Changes

REVENUES
Commissions	$5,432,090	$2,981,981	2,450,109
Vetting fees	723,550	722,984	566
Clearing fees	1,296,497	1,832,939	(536,442)
Net gain/(loss) on firm trading accounts	205,458	3,956	201,502
Other revenue	1,650,089	8,721	1,641,368
TOTAL REVENUES	9,307,684	5,550,581	3,757,103

EXPENSES
Compensation, payroll taxes and benefits	5,914,191	2,859,486	3,054,705
Data processing and clearing costs	1,552,028	1,241,379	310,649
Regulatory, professional fees and related expenses	1,759,347	2,203,581	(444,234)
Stock compensation expense	1,328,771	—	1,328,771
Communications	409,122	278,843	130,279
Occupancy and equipment	82,701	108,432	(25,731)
Transfer fees	88,499	91,507	(3,008)
Bank charges	117,204	109,326	7,878
Bad debt	(1,807)	—	(1,807)
Intangible assets amortization	711,590	662,459	49,131
Other	678,598	85,819	592,779
TOTAL EXPENSES	12,640,244	7,640,832	4,999,412

LOSS FROM OPERATIONS	(3,332,560)	(2,090,251)	(1,242,309)

OTHER INCOME/(EXPENSE)
Interest income	979,716	1,067,073	(87,357)
Change in fair value of warrant liability derivative	1,788,131	184,594	1,603,537
Change in fair value, convertible note derivative	382,154	3,990,385	(3,608,231)
Change in fair value, long-term and short-term note derivative	103,185	11,447,599	(11,344,414)
Change in fair value of contingent guarantee	—	(839,775)	839,775
Change in fair value of secured convertible note	(1,796,432)	—	(1,796,432)
Change in fair value of Merger financing	63,696	(37,446)	101,142
Change in fair value of earnout liability	10,508,000	1,254,000	9,254,000
Change in fair value of Winston & Strawn agreement	1,799,545	(47,882)	1,847,427
Change in fair value of debenture derivative	(231,002)	221,410	(452,412)
Change in fair value of Tau agreement	334,549	(760,699)	1,095,248
Interest expense	(4,212,126)	(4,124,281)	(87,845)
TOTAL OTHER INCOME/(EXPENSE)	9,719,416	12,354,978	(2,635,562)

Income before provision for income taxes	6,386,856	10,264,727	(3,877,871)
Benefit (provision) for income taxes	(42,979)	63,616	(106,595)
Net income (loss)	$6,343,877	$10,328,343	(3,984,466)

Revenues of $9,307,684 for the six-months ended December 31, 2025, represent a 68% increase from revenues of $5,550,581 for the six-month period ended December 31, 2024. The increase in revenue is primarily due to the addition of stock locate revenue and Wilson-Davis acting as a selling agent for an at the market offering. Wilson-Davis is a self-clearing correspondent securities broker-dealer registered with the SEC and a member in good standing of FINRA. Wilson-Davis is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. Wilson-Davis also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending, stock locates and margin accounts. During its history, Wilson-Davis has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

Total expenses of $12,640,244 for the six-months ended December 31, 2025, represent a 65% increase of $4,999,412 from total expenses from $7,640,832 for the six-month period ended December 31, 2024. The increase was primarily due to an increase in variable compensation related to the increase in revenue.

Compensation, payroll taxes and benefits increased to $5,914,191 for the six-month period ended December 31, 2025, an increase of $3,054,705 from total expenses of $2,859,486 for the six-month period ended December 31, 2024. The increase was primarily due to increase in variable compensation related to the increase in revenue.

Data processing and clearing costs increased to $1,552,028 for the six-month period ended December 31, 2025 compared to $1,241,379 for the six-month period ending December 31, 2024. The increase was due to additional expenses related to the stock locate line of business.

Regulatory, professional fees and related expenses decreased to $1,759,347 for the six-months ended December 31, 2025 compared to $2,203,581 in the six-month period ended December 31, 2024. The decrease was primarily due a reduction in legal fees in the period ending December 31, 2025.

Stock based compensation increased to $1,328,771 for the six-months ended December 31, 2025 as a result of the new employment agreement entered into with the executive officers. The expense incurred in the quarter ended December 31, 2025 is the pro rata portion over the service period of the granted stock based compensation. No such expense was present in the six-months period ended December 31, 2024.

Other income of $9,719,416 for the six-month period ended December 31, 2025, represents a significant decrease from $12,354,978 for the six-month period ended December 31, 2024. The decrease was due to the changes in fair value of various financial instruments, which were settled in the six-month period ended December 31, 2025. The primary decrease is for $11,344,414 related to the change in the fair value of the short term and long term notes issued to the sellers of Wilson-Davis during the six-months ended December 31, 2024. During the year ended June 30,2025 the Company settled a substantial balance of the sellers’ notes, resulting in a significant decrease in the carrying balance of the derivative embedded in the sellers notes. In addition, during the six-months ended December 31, 2025 the remaining balance were converted into shares, resulting in the change in fair value of $103,185.

Income tax of $42,979 for the six-months period ended December 31, 2025 increased from a from income tax benefit of $63,616 for the six-month period ended December 31, 2024. The increased income tax of $106,595 is primarily due to changes in deferred tax liabilities and assets.

The foregoing factors resulted in a net income of $6,343,877 for the six-month period ended December 31, 2025, compared to net income of $10,328,343 for the six-month period ended December 31, 2024. The decrease was primarily due to the gain recognized from changes in fair value of the convertible notes that resulted from a change is valuation model as a result of the Company settled a substantial balance of the sellers’ notes, resulting in a significant decrease in the carrying balance of the derivative embedded in the sellers notes obligations during the six-month period ended December 31, 2025.

Liquidity and Capital Resources

Cash used in operating activities for the six-month period ended December 31, 2025 was $1,001,804 as compared to cash provided by operating activities for the six-month period ended December 31, 2024 of $761,406. This was primarily affected by $998,924 in changes in operational assets and liabilities. Adjustment to net income primarily consisted of change in fair value related to various financial instruments as discussed above, resulting in an adjustment of $12,951,826, where the largest change in fair value was related to the revised revenue projection qualified under the Earnout liability, resulting in a decrease of $10,508,000. Further adjustments for the income was non-cash interest expense on convertible notes and other financial instruments of $4,132,383, amortization of intangible assets of $711,590 and stock based compensation of $1,328,771.

Cash used for investing activities for the three-month period ended December 31, 2025 was $65,000 as compared to $125,000 for the six-month period ended December 31, 2024. This is primarily due to $65,000 in deposits made to extend the Commercial Bancorp acquisition agreement. The $125,000 of cash used for investing activities in the period ended December 31, 2024 represents cash payment towards the AtlasClear Platform.

Cash provided by financing activities for the six-month period ended December 31, 2025 was $17,673,908 as compared to $513,381 for the six-month period ended December 31, 2024. This was primarily due to the $5,850,000 in cash proceed from the Equity SPA, $9,975,000 in cash proceeds under the restated SPA Secured Convertible Note, $4,700,000 in cash proceeds from the Convertible Notes, $490,000 in cash proceeds from the Debenture and $200,000 of good faith advance from Hanire Purchase Agreement less repayments of promissory notes of $462,592, repayment of Convertible Notes of $1,850,000 and payment of transaction cost under the Equity SPA of $1,228,500. During the six-month period ended December 31, 2024, the Company received $533,381 under the ELOC Agreement and repaid $20,000 in subordinated debt.

Going Concern Consideration

Historically, the Company has funded its operations primarily through the issuance of equity and debt securities. As of December 31, 2025, the Company had cash and cash equivalents of $23,080,646 and had experienced recurring operating losses. These factors previously raised substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of these financial statements.

On October 8, 2025, the Company entered into (i) the Restated SPA with Funicular Funds, LP, pursuant to which the Company issued and sold the Restated Note for gross proceeds of $10.0 million, and (ii) the Equity SPA with certain institutional investors, including Funicular, pursuant to which the Company issued and sold Units at $0.60 per Unit for an aggregate sales price of $10.0 million (including $4.15 million converted from the Convertible Notes). The closings of these financings occurred between October 9 and October 14, 2025.

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

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025.

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

As of December 31, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Other than as previously disclosed in a current report on Form 8-K, none.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (formerly Calculator New Pubco, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on January 8, 2025).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on January 8, 2025).
3.4	Amended and Restated By-Laws of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).
3.5	Amendment to the Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on December 27, 2024).
4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 14, 2025.
10.1	Amended and Restated Securities Purchase Agreement dated October 8, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 14, 2025).
10.2	Amended and Restated Secured Convertible Promissory Note dated October 8, 20252 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 14, 2025).
10.3	Securities Purchase Agreement dated October 8, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 14,2025).
10.4	Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 14,2025).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLASCLEAR HOLDINGS, INC.

Date: February 13, 2026	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Executive Chairman
(Principal Executive Officer)

Date: February 13, 2026	By:	/s/ Sandip Patel
	Name:	Sandip Patel
	Title:	General Counsel and Chief Financial Officer
(Principal Financial Officer)

