Form 10-Q
period 2026-03-31
AtlasClear Holdings, Inc.
filed 2026-05-13
CIK 1963088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 7, 2026, there were 150,337,774 shares of Common Stock, $0.0001 par value, issued and outstanding.

ATLASCLEAR HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$16,706,099	$7,533,690
Cash segregated - customers	23,789,820	21,874,954
Cash segregated - PAB	676,084	200,575
Receivables - broker-dealers and clearing organizations	4,253,025	4,179,625
Receivables - customers, net, net of allowance for credit losses of $401,128 and $401,128 as of March 31, 2026 and June 30, 2025, respectively	783,769	320,815
Other receivables	37,161	251,099
Prepaids	674,588	573,175
Trading securities, market value, net	39	5
Total Current Assets	46,920,585	34,933,938

Operating lease right to use lease asset	627,057	179,267
Customer list, net	12,017,209	12,932,106
Goodwill	6,142,525	6,142,525
Pacsquare asset purchase	1,640,351	1,785,104
Cash deposits - broker-dealers and clearing organizations	5,512,500	4,265,000
Bank acquisition deposit	128,645	63,645
Other assets	926,934	591,248
TOTAL ASSETS	$73,915,806	$60,892,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Payables to customers	$22,889,139	$23,935,348
Accounts and payables to officers/directors	58,278	199,088
Accounts payable and accrued expenses	2,623,346	6,194,311
Payables - broker-dealers and clearing organizations	3,193,373	497,660
Commissions, payroll and payroll taxes	367,845	395,214
Current portion of lease liability	309,958	111,983
Promissory notes	564,650	1,207,797
Current portion of long-term merger financing, net	—	980,106
Merger financing payable	—	1,618,575
Merger financing payable - derivative	—	63,696
Tau agreement liability	—	539,787
Debenture	412,644	—
Debenture – derivative	346,585	—
Convertible Notes - derivative	—	103,185
Winston & Strawn agreement	—	2,489,945
Stock payable – related party	55,087	55,087
Excise tax payable	—	2,611,618
Total Current Liabilities	30,820,905	41,003,400

Accrued contingent liability	100,000	100,000
Secured convertible note, net	11,706,148	8,909,070
Long-term convertible note Chardan, net	—	718,866
2025 Warrants	2,754,751	—
Derivative liability - Warrants	108,910	123,062
Earnout - liability	689,000	11,369,000
Deferred income tax liability	3,119,827	3,366,137
Subordinated borrowings	1,930,000	1,930,000
Trading account deposit	100,000	100,000
Long-term lease liability	327,686	70,746
TOTAL LIABILITIES	51,657,227	67,690,281

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 149,794,297 and 40,165,603 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	14,979	4,016
Additional paid-in-capital	157,783,898	135,763,445
Stock subscription receivable	(41,089)	(41,089)
Accumulated Deficit	(135,499,209)	(142,523,820)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	22,258,579	(6,797,448)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$73,915,806	$60,892,833

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
REVENUES
Commissions	$1,412,339	$1,506,077	$6,844,429	$4,488,058
Vetting fees	430,525	370,700	1,154,075	1,093,684
Clearing fees	661,950	658,926	1,958,447	2,491,865
Net gain/(loss) on firm trading accounts	336,860	1,527	542,318	5,483
Stock locate fees	1,360,178	5,873	3,010,267	14,594
TOTAL REVENUES	4,201,852	2,543,103	13,509,536	8,093,684

EXPENSES
Compensation, payroll taxes and benefits	2,329,261	1,549,228	8,243,452	4,408,714
Data processing and clearing costs	999,545	435,307	2,551,573	1,676,686
Stock locate expense	256,119	—	718,056	—
Regulatory, professional fees and related expenses	1,540,079	844,374	3,299,426	3,041,609
Stock compensation expense	1,154,829	—	2,483,600	—
Communications	156,889	209,632	566,011	488,475
Occupancy and equipment	59,822	51,215	142,523	159,647
Transfer fees	41,417	51,264	129,916	142,771
Bank charges	57,916	56,933	175,120	166,259
Bad debt	14,561	976	12,754	7,322
Intangible assets amortization	348,060	348,060	1,059,650	1,010,519
Other	176,213	68,288	392,874	154,107
TOTAL EXPENSES	7,134,711	3,615,277	19,774,955	11,256,109

LOSS FROM OPERATIONS	(2,932,859)	(1,072,174)	(6,265,419)	(3,162,425)

OTHER INCOME/(EXPENSE)
Interest income	432,618	515,849	1,412,334	1,582,922
Change in fair value of warrant liability derivative	250,662	61,531	2,038,793	246,125
Change in fair value of convertible note derivative	—	—	382,154	3,990,385
Change in fair value of long-term and short-term note derivative	—	137,687	103,185	11,585,286
Change in fair value of contingent guarantee	—	—	—	(839,775)
Change in fair value of secured convertible note	717,577	—	(1,078,855)	—
Change in fair value of merger financing	—	48,116	63,696	10,670
Change in fair value of earnout liability	172,000	(186,000)	10,680,000	1,068,000
Change in fair value of Winston & Strawn agreement	—	(11,404)	1,799,545	(59,286)
Change in fair value of debenture derivative	236,484	—	5,482	—
Change in fair value of stock payable	—	11,383	—	232,793
Change in fair value of Tau agreement	—	53,152	334,549	(707,547)
Loss on settlement on Winston & Strawn agreement	(570,300)	—	(570,300)	—
Interest expense	(432,620)	(2,765,180)	(4,644,746)	(6,889,461)
TOTAL OTHER INCOME/(EXPENSE)	806,421	(2,134,866)	10,525,837	10,220,112

NET INCOME/(LOSS) BEFORE INCOME TAXES	(2,126,438)	(3,207,040)	4,260,418	7,057,687

Income tax (expense) benefit	195,554	304,212	152,575	367,828

NET INCOME/(LOSS)	$(1,930,884)	$(2,902,828)	$4,412,993	$7,425,515

Basic weighted average shares outstanding, Common Stock	148,000,149	2,322,772	116,647,478	975,727
Basic net income (loss) per share, Common Stock	$(0.01)	$(1.25)	$0.04	$7.61

Diluted weighted average shares outstanding, Common Stock	148,000,149	2,322,772	136,346,439	975,727
Diluted net income (loss) per share, Common Stock	$(0.01)	$(1.25)	$0.05	$(0.52)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance — June 30, 2025	40,165,603	$4,016	$135,763,445	$(41,089)	$(142,523,820)	$(6,797,448)

Shares issued as conversion of $2,680,437 principal and interest on long-term and merger financing notes	15,922,008	1,592	2,678,845	—	—	2,680,437

Shares issued as conversion of $9,591,650 in principal and interest on secured convertible notes	63,944,332	6,394	9,585,256	—	—	9,591,650

Shares issued as conversion of $959,764 in principal on convertible notes Chardan	4,845,072	485	959,279	—	—	959,764

Shares issued under Software as a Service License Agreement	356,901	36	57,785	—	—	57,821

Shares issued as conversion of $438,922 in principal and interest on promissory note	585,229	58	438,864	—	—	438,922

Shares issued for consulting services provided by director.	800,000	80	169,840	—	—	169,920

Shares issued to settled vendor invoice	200,000	20	39,980	—	—	40,000

Vested portion of stock based compensation	—	—	155,411	—	—	155,411

Net loss	—	—	—	—	(440,294)	(440,294)

Balance — September 30, 2025 (unaudited)	126,819,145	$12,681	$149,848,705	$(41,089)	$(142,964,114)	$6,856,183

Shares issued to settle vendor invoice	517,744	52	166,321	—	—	166,373

Shares issued as conversion of $324,462 in principal and interest on promissory note	576,616	58	324,404	—	—	324,462

Shares issued under Equity SPA, net of offering cost of $696,902 attributed to Equity	16,666,665	1,667	3,761,431	—	—	3,763,098

Vested portion of stock based compensation	—	—	1,173,360	—	—	1,173,360

Reversal of excise tax related to prior shareholder redemptions	—	—	—	—	2,611,618	2,611,618

Net income	—	—	—	—	6,784,171	6,784,171

Balance — December 31, 2025 (unaudited)	144,580,170	$14,458	$155,274,221	$(41,089)	$(133,568,325)	$21,679,265

Shares issued in non-cash exercise of 2025 Warrants	4,214,127	421	1,094,248	—	—	1,094,669

Shares issued to Winston & Strawn as partial payment in settlement agreement	1,000,000	100	260,600	—	—	260,700

Vested portion of stock based compensation	—	—	1,154,829	—	—	1,154,829

Net loss	—	—	—	—	(1,930,884)	(1,930,884)

Balance — March 31, 2026 (unaudited)	149,794,297	$14,979	$157,783,898	$(41,089)	$(135,499,209)	$22,258,579

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance — June 30, 2024	207,585	$21	$110,165,209	$—	$(148,274,113)	$(38,108,883)

Common stock issued to for consulting services	200	—	2,578	—	—	2,578

Shares issued as purchase consideration for the assets of Pacsquare	8,333	1	122,299	—	—	122,300

Shares issued as conversion of $325,000 in principal on convertible notes	29,485	3	324,997	—	—	325,000

Shares transferred by related parties as settlement for Company obligations under various financial instruments see Note 9	—	—	2,412,930	—	—	2,412,930

Shares issued as conversion of $359,896 in principal and $7,530 of interest on short-term merger financing notes	31,035	3	367,423	—	—	367,426

Shares issued to related party as settlement for $803,860 in related party payable.	46,471	5	803,855	—	—	803,860

Shares issued to as additional consideration for delayed payment on merger financing notes	1,267	—	16,340	—	—	16,340

Shares issued under Tau agreement settled through September 30, 2024	24,092	2	302,998	(154,619)	—	148,381

Shares issued for shares transferred by related party as repayment of shares transferred to cover Company obligations as noted above net of contributed capital for debt assumed (see Note 9)	22,292	2	(2)	—	—	—

Net income	—	—	—	—	10,748,033	10,748,033

Balance — September 30, 2024 (unaudited)	370,760	$37	$114,518,627	$(154,619)	$(137,526,080)	$(23,162,035)

Shares issued under Tau agreement settled through December 31, 2024	17,157	2	243,096	141,902	—	385,000

Rounding up for fractional shares in 1:60 reverse stock split	86	—	—	—	—	—

Net loss	—	—	—	—	(419,690)	(419,690)

Balance — December 31, 2024 (unaudited)	388,003	$39	$114,761,723	$(12,717)	$(137,945,770)	$(23,196,725)

Shares issued as conversion of $4.2 million in principal on convertible notes	2,532,568	253	4,199,747	—	—	4,200,000

Shares issued as conversion of $0.5 million in principal and interest on secured convertible notes	258,678	26	509,523	—	—	509,549

Shares issued as conversion of $6.34 million in principal and interest on sellers short term, long term and merger financing	2,662,032	266	6,337,527	—	—	6,337,793

Shares issued to settled vendor obligations	11,085	1	66,503	—	—	66,504

Shares issued under Tau agreement settled through March 31, 2025	264,678	26	879,377	24,597	—	904,000

Shares transferred by related parties as settlement for Company obligations under various financial instruments see Note 9	27,282	3	(3)	—	—	—

Shares issued as deposit for purchase of the Commercial Bank acquisition	36,070	4	43,641	—	—	43,645

Commitment fee shares settled under the Tau agreement	7,698	1	81,191	—	—	81,192

Net loss	—	—	—	—	(2,902,828)	(2,902,828)

Balance — March 31, 2025 (unaudited)	6,188,094	$619	$126,879,229	$11,880	$(140,848,598)	$(13,956,870)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$4,412,993	$7,425,515
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Change in fair value of warrant liability derivative	(2,038,793)	(246,125)
Change in fair value of convertible note derivative	(382,154)	(3,990,385)
Change in fair value of long-term and short-term note derivative	(103,185)	(11,585,286)
Change in fair value of contingent guarantee	—	839,775
Change in fair value of debenture derivative	(5,482)	—
Change in fair value of secured convertible note	1,078,855	—
Change in fair value of merger financing	(63,696)	(10,670)
Change in fair value of earnout liability	(10,680,000)	(1,068,000)
Change in fair value of Winston & Strawn agreement	(1,799,545)	59,286
Change in fair value of stock payable	—	(232,793)
Change in fair value of Tau agreement	(334,549)	707,547
Loss on settlement on Winston & Strawn agreement	570,300	—
Late fee paid in shares to sellers	—	16,340
Non-cash interest in expense on financial instruments	3,646,719	6,178,848
Transaction cost attributed to 2025 warrants	865,659	—
Realized gain on Tau agreement	—	(19,064)
Commission on Tau agreement	—	81,191
Excise tax penalties and interest	—	483,027
Consulting expense paid with stock	434,114	—
Stock based compensation	2,483,600	41,982
Bank acquisition deposit write off	—	91,200
Depreciation expense	—	13,707
Amortization of intangibles	1,059,650	1,010,519
Allowance for bad debt	12,754	7,322
Net lease payments	7,125	(1,313)
Changes in operating assets and liabilities:
Cash deposits with clearing organization & other B/Ds	(1,247,500)	—
Receivables from brokers & dealers	(73,400)	634,244
Receivables from customers	(475,708)	420,242
Receivables from others	8,700	11,741
Advances & prepaid expenses	307,273	(291,373)
Other assets	(335,686)	2,500
Payables to customers	(1,046,209)	(2,080,762)
Payables to officers & directors	(140,810)	270,657
Payable to brokers & dealers	2,695,713	7,515
Accounts payable and accrued expenses	(3,582,020)	598,621
Commissions and payroll taxes payable	(27,369)	(59,753)
Deferred taxes	(246,310)	(370,205)
Trading deposits	(34)	—
Net cash used for operating activities	(4,998,995)	(1,053,950)

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(UNAUDITED)

	Nine Months Ended March 31,
	2026	2025
Cash Flows from Investing Activities
Cash paid for purchase of Pacsquare	—	(125,000)
Cash paid for bank acquisition deposit	(65,000)	—
Net cash used for investing activities	(65,000)	(125,000)

Cash Flows from Financing Activities
Proceeds from Equity SPA	5,850,000	—
Transaction cost paid with Equity SPA	(1,228,500)	—
Proceeds from Secured Convertible Notes	10,000,000	—
Transaction cost paid with Security Convertible Notes	(25,000)	—
Proceeds from Tau agreement	—	1,437,381
Proceeds from Convertible Notes, net of transaction cost	4,700,000	—
Payment on Convertible Notes	(1,850,000)	—
Proceeds from debenture, net of transaction cost	490,000	—
Proceeds from third party advances	200,000	—
Subordinated debt payments	—	(20,000)
Payment on Winston & Strawn settlement agreement	(1,000,000)	—
Repayment of promissory notes	(509,721)	(56,519)
Net cash provided by financing activities	16,626,779	1,360,862

Net Change in Cash	11,562,784	181,912

Cash at beginning of period	29,609,219	27,307,886

Cash at end of period	$41,172,003	$27,489,798

Supplementary cash flow information:

Cash paid for interest	$56,625	$24,375
Cash paid for income taxes	$85,784	$—

Supplemental cash flow information non-cash investing and financing activities:

Decrease in goodwill due to change in deferred tax liability	$—	$1,564,200
Initial shares issued under Tau agreement	$—	$205,238
Value of shares transferred by related parties to settle obligations	$—	$2,412,930
Shares issued to purchase Pacsquare and amounts included in accounts payable	$—	$77,300
Shares issued to related party for settlement of accounts payable	$—	$803,860
Receivable from shares advanced under Tau agreement	$205,238	$—
Shares issued for Commercial Bancorp acquisition extension	$—	$43,645
Shares issued for conversion on convertible notes Chardan	$959,764	$4,525,000
Shares issued for conversion of principal and interest on short-term note	$—	$5,366,979
Shares issued for conversion of principal and interest on long-term note	$1,014,055	$1,229,428
Shares issued for conversion of principal and interest on merger financing	$1,666,382	$108,813
Shares issued for conversion of secured convertible note	$9,591,650	$509,549
Shares issued for stock payable	$—	$27,100
Initial value of derivative included in merger financing	$—	$113,044
Promissory note issued under insurance premium	$408,686	$489,381
Shares issued for conversion of principal and interest on promissory note	$763,384	$—
Reversal of excise tax	$2,611,618	$—
Convertible Notes transferred to Equity SPA	$4,150,000	$—
Initial value of warrants allocated for Equity SPA	$5,540,000	$—
Initial value of warrant issued as transaction cost under Equity SPA	$334,062	$—
Initial value of derivative included convertible note derivative	$352,067	$—
Initial value of derivative included debenture derivative	$382,154	$—
Shares issued for Winston & Strawn settlement agreement	$260,700	$—
Shares issued for non-cash exercise of 2025 Warrants	$1,094,669	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$537,863	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

MARCH 31, 2026

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

In addition, on October 8, 2025, the Company entered into a securities purchase agreement (the “Equity SPA”) with certain institutional investors, including Funicular, pursuant to which the Company issued and sold units (“Units”), each consisting of one share of the Company’s common stock (“Common Stock”) and one warrant to purchase one share of Common Stock at an exercise price of $0.75 per share (subject to exercise on a cashless exercise basis pursuant to a Black Scholes-based formula set forth in the warrant). The Units were sold at $0.60 per Unit for an aggregate sales price of $10 million, including $4.15 million converted from the Convertible Notes (as defined in Note 2 below). The closings of the issuances of the Restated Note and the Units occurred between October 9 and October 14, 2025.

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

Inflation Reduction Act of 2022

Any redemption or other repurchase of the Company’s Common Stock that occurs after December 31, 2022, including in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax payable under the Inflation Reduction Act of 1922. The Company has accrued for the estimated excise tax as a result of the redemptions that occurred after December 31, 2022. On November 24, 2025, the Treasury Department and Internal Revenue Service issued final regulations (the Final Regulations) regarding the application of the excise tax on repurchases of corporate stock. The Final Regulations, which generally apply to stock repurchases occurring after December 31, 2022, generally provide an exception for repurchases of certain types of stock issued prior to August 16, 2022. Quantum completed its initial public offering prior to August 16, 2022 and, as such, the Company has determined that certain of its stock repurchases qualify for this exception and has reversed the accrual of $2,611,618 incurred during 2023 and 2024 and reversed the penalties and interest that has been accrued during the three and nine-months period ended March 31, 2026.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on September 30, 2025. The accompanying condensed balance sheet as of June 30, 2025 has been derived from the audited financial statements included in the Form 10-K/A. The interim results for the three and nine-months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending June 30, 2026 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Impairment of Long-lived and Intangible Assets

The Company had no impairment charges during the three and nine-month periods ended March 31, 2026 and 2025.

Net (Loss) Income per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share of Common Stock is computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding for the period.

The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued and outstanding. For the three and nine-months ended March 31, 2026 and 2025, the calculation excludes the dilutive impact of warrants because none would be issued under the treasury method.

For the three-months ended March 31, 2026 and 2025, the dilutive shares were excluded as including them would be antidilutive.

For the nine-months ended March 31, 2026 and 2025, the convertible financial instrument and other share obligations were included in the dilutive calculation under the as converted method, as such the number of shares were included as if the shares were issued on July 1, 2025 and 2024, respectively and the interest expense and the change in fair value associated with the financial instruments was adjusted from net income to determine the numerator and denominator.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following table reflects the calculation of basic net income (loss) per share of Common Stock (in dollars, except share amounts):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Basic and diluted net loss per Common Stock
Numerator:
Net loss	$(1,930,884)	$(2,902,828)
Denominator:
Basic and diluted weighted average Common Stock outstanding	148,000,149	2,322,772
Basic and diluted net loss per Common Stock	$(0.01)	$(1.25)

	Nine Months Ended	Nine Months Ended
	March 31, 2026	March 31, 2025
Basic net income per Common Stock
Numerator:
Net income	$4,412,993	$7,425,515
Denominator:
Basic weighted average Common Stock outstanding	116,647,478	975,727
Basic net income per Common Stock	$0.04	$7.61

The following table reflects the calculation of diluted net income (loss) per share of Common Stock (in dollars, except share amounts):

	Nine Months Ended-	Nine Months Ended-
	March 31, 2026	March 31, 2025
Diluted net income per Common Stock
Numerator:
Net income	$4,412,993	$7,425,515
Change in fair value of financial instruments	1,073,373	(13,979,733)
Interest on dilutive instruments	1,587,348	6,050,871
Allocation of net income, as adjusted	$7,073,714	$(503,347)
Denominator:
Dilutive weighted average Common Stock outstanding	116,647,478	975,727
If converted shares	19,698,961	—
	136,346,439	975,727
Diluted net income per Common Stock	$0.05	$(0.52)

For the nine months ended March 31, 2025, the numerator is adjusted for the interest expenses and other components to include the effect of the convertible securities under the as converted method at the beginning of the period. The adjustment to the numerator resulted in a net loss position. As such, including the effect of convertible securities in a loss situation would make the loss per share smaller, which is misleading and considered antidilutive under U.S. GAAP.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Below is a summary of the potentially dilutive instruments as of March 31, 2026 and 2025:

Description	March 31, 2026	March 31, 2025
Sellers Notes	—	13,214,028
Convertible notes - Chardan	—	1,594,763
Secured convertible note	14,169,724	11,333,505
Winston & Strawn agreement	—	1,034,381
Tau agreement	—	888,973
Debenture	3,555,553	—
Unissued Stock Based compensation shares	1,973,684	—
Promissory note	—	6,040
Total Shares issuable under Convertible Note obligations – if converted total dilutive	19,698,961	28,071,690

Public Warrants	10,062,500	10,062,500
Private Warrants	5,553,125	5,553,125
2025 Warrants	16,258,332	—
Secured convertible note warrants	600,000	600,000
Total excluded under treasury method – out of the money	32,473,957	16,215,625

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal Deposit Insurance Coverage of $250,000. The Company has not experienced losses on these accounts. The Company’s cash is deposited at five financial institutions. At March 31, 2026, the Company had $39,061,867 in excess of the FDIC limit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities, convertible notes derivative liability and the earnout liability (see Note 13).

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

Leases

The Company leases office space under operating lease arrangements. At lease commencement, the Company recognizes right of use assets and lease liabilities based on the present value of lease payments over the lease term. Because the Company’s leases do not provide an implicit interest rate, management uses the Company’s incremental borrowing rate at lease commencement. Lease expense is recognized on a straight line basis over the lease term.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 3. CASH SEGREGATED IN ACCORDANCE WITH FEDERAL REGULATIONS

Wilson-Davis is required by Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to maintain a cash reserve with respect to customers’ transactions and credit balances, on a settlement date basis. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of March 31, 2026 and June 30, 2025 was calculated to be $21,878,696 and $20,890,603, respectively. As of March 31, 2026, Wilson-Davis had $23,129,837 in cash which was $1,251,141 more than the amount required. As of June 30, 2025 Wilson-Davis had $21,175,129 cash on deposit which was $284,526 more than the required amount.

Wilson-Davis is also required by Rule 15c3-3 of the Exchange Act to maintain a cash reserve with respect to broker-dealer transactions and credit balances. Such a reserve is computed weekly using a formula provided by the rule, and the reserve account must be separate from all other bank accounts of Wilson-Davis. The required reserve as of March 31, 2026 and June 30, 2025 was calculated to be $337,764 and $100,000, respectively. As of March 31, 2026 and June 30, 2025, Wilson-Davis had $676,084 and $200,575, respectively, cash on deposit in the reserve account, which was $338,320 and $100,575, respectively, more than the amount required.

NOTE 4. NET CAPITAL REQUIREMENTS

As a broker-dealer, Wilson-Davis is subject to the uniform net capital rule adopted and administered by the SEC. The rule requires maintenance of minimum net capital and prohibits a broker-dealer from engaging in securities transactions at a time when its net capital falls below minimum requirements, as those terms are defined by the rule. Under the alternative method permitted by this rule, net capital shall not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. Also, Wilson-Davis has a minimum requirement based upon the number of securities markets that it maintains. On March 31, 2026 and June 30, 2025, Wilson-Davis’s net capital was $15,161,789 and $11,190,362, respectively, which was $14,911,789 and $10,940,362, respectively, in excess of the minimum required.

NOTE 5 – CASH AND RESTRICTED CASH

Reconciliation of cash and restricted cash as shown in the condensed statements of cash flows is presented in the table below:

	March 31, 2026	June 30, 2025
Cash and cash equivalents	$16,706,099	$7,533,690
Cash segregated - customers	23,789,820	21,874,954
Cash segregated - PAB	676,084	200,575
Total cash and restricted cash shown in the statement of cash flows.	$41,172,003	$29,609,219

NOTE 6. LEASE

During the three months ended March 31, 2026, the Company entered into a new operating lease agreement. This transaction resulted in the recognition of the Right-of-Use (“ROU”) asset of $537,863 and corresponding lease liability of $537,863 at the commencement date.

As of the end of the current interim period, the components of our lease portfolio are as follows:

	March 31, 2026	June 30, 2025

Operating lease ROU Asset -	$179,267	$179,267
Increase	537,863	—
Decrease	(90,073)	—
Operating lease ROU Asset - Ending Balance	$627,057	$179,267

Operating lease liability - Short Term	$309,958	$111,983
Operating lease liability - Long Term	327,686	70,746
Operating lease liability - Total	$637,644	$182,729

NOTE 7. RELATED PARTY TRANSACTIONS

Related Party Share Issuance/Transfers

During the three-month period ended March 31, 2025, AtlasFinTech transferred some of its shares to Tau Investment Partners LLC (“Tau”) to provide the Company with funding as the Company no longer had registered shares available. The value of the shares resulted in $177,334 of value contributed to the Company. As a result, the board approved the issuance of 27,282 shares to remunerate AtlasFinTech, resulting in a net zero impact to the Company.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Advances from Related Parties

On May 9, 2024, Quantum Ventures, a related party, transferred 935 shares of Common Stock to pay for $47,750 of interest in connection with the Short-Term Notes (as defined in Note 9 below). The Company agreed to reimburse Quantum Ventures for the value of the shares plus 13% interest; as such a payable of $55,087 is due and payable to Quantum Ventures.

As of March 31, 2026, amounts due to the Executive Chairman is $20,000.

As of March 31, 2026, amounts due to the President is $27,300.

As of March 31, 2026, $10,978 is due in payable to employees of Wilson-Davis.

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

Note Financing

In September 2025, the Company entered into the September-Securities Purchase Agreements, as defined and described in Note 9 below. $1,050,000 and $1,000,000, respectively, of the aggregate principal amount of the Convertible Notes sold pursuant to the September-Securities Purchase Agreements were sold to Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, Jr., who is a member of the Company’s board of directors, and to Sandip Patel, the Company’s General Counsel, Chief Financial Officer and a member of the Company’s board of directors.

On October 8, 2025 the Company repaid to Sandip Patel $1,200,000 in cash and to Sixth Borough Capital Fund, LP, $640,000 in cash and $500,000 through the issuance of Units sold pursuant to the Equity SPA. As such, as of March 31, 2026, no amounts are due under the Convertible Notes sold pursuant to the September Securities Purchase agreement held by Sandip Patel and Sixth Borough Capital Fund, LP.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Earnout Liability

In connection with the Closing, and pursuant to the terms of the Business Combination Agreement, stockholders of AtlasClear (the “AtlasClear Stockholders”) received merger consideration (the “Merger Consideration Shares”) consisting of 74,000 shares of Common Stock. In addition, the AtlasClear Stockholders were entitled to receive up to 5,944,444 shares of Common Stock (the “Earn Out Shares”) upon certain milestones (based on the achievement of certain price targets of Common Stock following the Closing). The milestones were not met during the first 18 months following the Closing, and as such the price target Earn Out Shares will not be issued. Atlas FinTech will also receive up to $20 million of shares of Common Stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for five years following the Closing, with no catch-up between the years. The Earn Out provision was analyzed under ASC 480 and ASC 815. The Software Products Earn Out Shares Payments in this transaction are within the scope of ASC 480 and therefore have been accounted for as a liability.

As of March 31, 2026 and June 30, 2025 the fair value of the earnout liability was $689,000 and $11,369,000, respectively. As a result of the delay in the Company’s planned acquisition of Commercial Bancorp of Wyoming (“Commercial Bancorp”), the Company has not yet been able to implement the targets of software product revenue under the earnout. As such, management has revisited its revenue targets through the earnout period, resulting in a significant reduction in the estimated value attributed to the Software Product Earn Out Shares. See Note 13 Fair Value Measurements for additional information.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Employment Agreements

On September 19, 2025, the Company entered into employment agreements and amendments to employment agreements with each of John Schaible, the Company’s Executive Chairman, and Craig Ridenhour, the Company’s President, and on September 24, 2025, the Company entered into second amendments to such agreements with each such officer.

The employment agreements with Mr. Schaible and Mr. Ridenhour, as amended by such amendments (as so amended, the “Schaible Employment Agreement” and the “Ridenhour Employment Agreement,” respectively) provide for the employment of Mr. Schaible and Mr. Ridenhour as Executive Chairman and President, respectively, reporting to the Board, for an initial term of three years, subject to automatic successive one-year renewals unless either party provides written notice of non-renewal at least 60 days’ prior to the end of the then-current term. Each executive is entitled to receive an initial annual base salary of $400,000, subject to review at least annually and increase to $450,000 and $500,000 in the second and third years of the term, respectively. In addition, each executive is entitled to receive (i) a one-time cash signing bonus of $300,000, of which one-third was payable immediately and the balance is payable upon the earlier of (a) a minimum qualified cumulative financing of $5 million or (b) one-third at the end of the fourth quarter of 2025 and one-third at the end of the first quarter of 2026; and (ii) one-time stock grants of 700,000 shares and 286,842 shares on signing and July 1, 2026, respectively, in each case to vest on June 30 of the year following the grant and subject to stockholder approval of an increase in the number of shares issuable under the equity incentive plan. Each executive is also entitled to receive an annual bonus, provided that the Company is profitable and determined at the discretion of the board, annual equity awards under the Company’s equity incentive plan, and up to five stock awards, each in an amount equal to 1% of the total number of the Company’s outstanding shares, vesting over three years, in the event the Company’s stock trading price reaches the following 10-day volume weighted average prices: $0.75, $1.00, $1.24, $1.49 and $1.74.

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

Refer to Note 13 for discussion regarding stock based compensation. As of March 31, 2026 the Company paid the one time signing bonuses for a total of $850,000 under the employment agreements discussed above.

Commercial Bancorp Share Purchase Agreement

On February 5, 2026, the Company entered into a share purchase agreement (the “Purchase Agreement”) with Commercial Bancorp, and each of the shareholders of Commercial Bancorp (collectively, the “Sellers”). The Purchase Agreement provides for the Company to acquire (the “Acquisition”) from the Sellers all of the outstanding shares (the “Shares”) of common stock of Commercial Bancorp, which is the owner of all of the outstanding stock of Farmers State Bank, a Wyoming state-chartered member bank (the “Bank”), subject to the terms and conditions set forth in the Purchase Agreement. As previously disclosed, the Company had previously entered into an agreement and plan of merger, as amended, to acquire Commercial Bancorp, which agreement has expired in accordance with its terms.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to purchase the Shares from the Sellers for consideration consisting of a combination of cash and shares Common Stock, with the total amount of consideration to be determined based on (i) each Seller’s election to receive cash, shares of Common Stock, or a combination thereof, (ii) the adjusted book value of the operational portion of the equity capital of Commercial Bancorp as of the closing of the Acquisition (the “CB Closing”), determined in accordance with the provisions of the Purchase Agreement (the “ABV”), (iii) the value of the existing building and land comprising the physical location of the Bank (the “Premises”), and (iv) Commercial Bancorp’s net operating loss as reflected on its most recent tax return prior to the CB Closing, multiplied by the maximum corporate federal income tax rate in effect as of the date of the CB Closing (the “NOL Tax Benefit”). Each Seller may elect (the “Election”) to receive an amount equal to any of the following three options: (i) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable one-third in cash and two-thirds in shares of Common Stock; (ii) two times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in cash; or (iii) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in shares of Common Stock. The Company has made an earnest money deposit payment in the amount of $100,000 to Commercial Bancorp, which deposit will be applied to the cash portion of the consideration payable at the CB Closing or, if the CB Closing does not occur under certain circumstances, retained by Commercial Bancorp.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The shares of Common Stock to be issued pursuant to the Purchase Agreement will be valued based on either the closing price of the Common Stock on the date of execution of the Purchase Agreement ($0.23), or on the business day immediately preceding the date of the CB Closing, at each Seller’s option. The Company has agreed to file with the SEC, by the later of 90 days following the date of the Purchase Agreement and ten business days following the deadline for each Seller to make an Election, a resale registration statement with respect to the shares of Common Stock issuable pursuant to the Purchase Agreement (the “Resale Registration Statement”).

The obligations of each of the Sellers and the Company under the Purchase Agreement are subject to specified conditions, including, among other matters: (i) the receipt of all required regulatory approvals, (ii) the Resale Registration Statement having been declared effective by the SEC, such that all shares of Common Stock to be issued pursuant to the Purchase Agreement shall be registered for resale and freely tradeable, (iii) the receipt of certain specified third-party consents, and (iv) the absence of any injunctions being entered into or law being adopted that would make the Acquisition illegal.

The Purchase Agreement contains customary representations and warranties of Commercial Bancorp and the Bank, the Sellers and the Company. It also contains customary covenants, including (i) covenants providing for each of the parties to use reasonable best efforts to cause the Acquisition to be consummated and to receive all required regulatory approvals, including from the Federal Reserve Board and the Wyoming Division of Banking, (ii) covenants providing for Commercial Bancorp and the Bank to carry on their respective businesses in the ordinary course of business, and to refrain from taking certain actions, during the period between the execution of the Purchase Agreement and the CB Closing, and (ii) granting the Company observation rights with respect to meetings of the boards of directors of Commercial Bancorp and the Bank during the between the execution of the Purchase Agreement and the CB Closing. Commercial Bancorp, the Bank and the Sellers have also agreed not to initiate, solicit, encourage or otherwise facilitate the making of any proposal or offer relating to alternate transactions or, engage in any discussions or negotiations with respect to alternate transactions.

The Purchase Agreement contains termination rights for each of the Sellers and the Company, including, without limitation, in the event that (i) any governmental entity issues a non-appealable final order denying approval of the Acquisition; (ii) the Acquisition is not consummated within two years of the execution of the Purchase, subject to extension under certain circumstances; or (iii) the other party breaches its representations, warranties or covenants under the Purchase Agreement which would give rise to the failure of a closing condition and such breach is not cured with 30-days of receipt of written notice of such breach.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 9. NOTES PAYABLE

The following table represents the notes payable and related financing as of March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025

Promissory notes	$564,650	$1,207,797
Current portion of long-term merger financing, net	—	980,106
Merger financing payable	—	1,618,575
Merger financing -derivative	—	63,696
Tau Agreement	—	539,787
Debenture	412,644	—
Derivative liability - debenture	346,585	—
Convertible note - derivative	—	103,185
Current portion	$1,323,879	$4,513,146

Long-term convertible note Chardan, net	$—	$718,866
Secured Convertible Note, net	11,706,148	8,909,070
Subordinated borrowings	1,930,000	1,930,000
Long term portion	$13,636,148	$11,557,936

Chardan Convertible Note

During the nine-months ended March 31, 2026, the Company issued a total of 4,845,072 shares of Common Stock to Chardan Capital Markets LLC (“Chardan”) under a promissory note issued to Chardan on October 23, 2024 (the “Chardan Note”), for a total of $959,764 in principal. The conversion rate of 90% of the trailing seven-trading day VWAP prior to payment was between $0.16 and $0.18 per share. As a result, the Company recognized $240,897 in amortized debt discount included in interest expense and has fully settled the Chardan Note balance. As of March 31, 2026 and June 30, 2025, the balance under the Chardan Note was $0 and $718,866, respectively.

See Note 13 for additional information on the fair value and change in fair value related to the derivative.

Secured Convertible Note Financing

During the nine-months ended March 31, 2026, the Company issued a total of 63,944,332 shares of Common Stock to Funicular under the Secured Convertible Note for total of $9,324,489 in principal and $267,161 of interest. The conversion rate was $0.15 per share, which is the floor established under the agreement.

As of March 31, 2025, the Company recognized $899,165 in interest expense on the principal and $180,085 of interest related to the amortization of the debt discount. As of March 31, 2025, the carrying value of the Secured Convertible Note was $8,745,699, net of discount of $611,496. During the three-month period ended March 31, 2025, Quantum Ventures transferred 6,133 shares to pay for accrued interest of $217,373.

As of June 30, 2025, the carrying value of the Secured Convertible Note was $8,909,070, net of discount of $513,201.

As of October 8, 2025, the company recognized $269,925 in interest expense on the principal and $513,201 of interest related to the amortization of the debt discount. As of October 8, 2025, the carrying value of the Secured Convertible Note was $100,546.

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

MARCH 31, 2026

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

As part of the transaction, fees and expenses incurred in connection with the amendment—principally legal and negotiation costs up to $25,000 --were deducted from the proceeds of the note and treated as fees paid to the creditor under ASC 470-50-40-17. Because the Restated Note is accounted for under the fair value option, third-party costs are expensed as incurred in accordance with ASC 825-10-25-3.

As a result, the Company recognized $22,235 as transaction cost consisting of $25,000 legal cost incurred and a gain of $2,764 in accumulated interest payable that was waived as a result of the Restated Note.

For the three and nine-months ended March 31, 2026, the Company recognized $273,885 and $529,511, respectively in accumulated interest under the Restated Note and recognized a change in the fair value of $717,577 for the three months ended March 31, 2026 and a loss in change in fair value of $1,078,855 for the nine-month ended March 31, 2026. See Note 13 for additional information on the fair value and change in fair value related to the Secured Convertible Note.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Sellers Note

As of September 19, 2025, all of the Seller Notes have been fully settled via the conversion to shares of Common Stock. The Company during the nine-months ended March 31, 2026, issued a total of 15,922,008 shares of Common Stock to the Wilson-Davis sellers under both the Long-Term Notes and the Merger Financing Note, as defined below, for total of $2,565,216 in principal and $113,791 of interest. The conversion rate of 90% of the trailing 7 seven-trading day VWAP prior to payment was between $0.16 and $0.18 per share.

During the nine-month ended March 31, 2025, the Company received conversion notices for a total $5,000,000 in short term loan principal and $366,979 of short-term loan interest, and long-term loan principal of $523,573 and $705,856 of long-term interest, issuing a total of approximately 2,557,683 post reverse split shares of Common Stock. During the three and nine months ended March 31, 2025, the company recognized $57,842 and $366,978, respectively, in interest expense on the short-term principal, $259,063 and $777,192 in interest expense on the long-term principal and $99,890 and $299,670, respectively, of interest related to the amortization of the debt discount on long-term loan created with the derivative liability. During the nine-month period Quantum Ventures transferred 368,004 pre reverse split or 6,133 post reverse split registered shares to pay for accrued interest of $92,083 on short-term loan and $259,058 on long-term loan.

Contingent Guarantee/ Merger Financing

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

Tau Agreement – ELOC and Second ELOC Agreement

As of March 31, 2025 the Company requested advance notices for a total of $1,611,675 which resulted in approximately 346,833 post reverse split to be sold by Tau. Tau sold and settled 305,928 post reverse split shares under the at-the-market agreement entered into between the Company and Tau on July 31, 2024 (the “ELOC”) resulting in in $1,425,503 of cash proceeds under the ELOC. Tau purchased the shares from the Company at $1,406,439, resulting in a realized gain of $19,064. Tau over funded the Company by $11,880, as such this is reflected as a stock payable in equity. As of March 31, 2025, 888,973 shares were issued to Tau towards future advance requests. The shares are deemed issued but not outstanding.

As of March 31, 2026, there are no shares available under the ELOC and accordingly no further advances are anticipated. Therefore the fair value of the ELOC was deemed to be $0 as of March 31, 2026. See Note 13 for additional information regarding the fair value method and related disclosures.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Promissory Notes

Interest Solutions, LLC. Shares of Common Stock were issuable to Interest Solutions, LLC (“Interest Solutions”) pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $120, subject to adjustment. Accrued interest on the Interest Solutions Note was payable monthly, beginning on June 30, 2024, at a rate of 13% per annum and the Interest Solution Note was to mature on February 9, 2026. Until all payments have been made to the Wilson-Davis sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three-months ended March 31, 2026 and 2025, the Company recognized $0 and $8,815 in interest expense, respectively. During the nine-months ended March 31, 2026 and 2025 the Company recognized $8,913 and $17,826 in interest expenses, respectively. On October 1, 2025, the Company issued 576,616 shares of Common Stock at a conversion price of $0.5627 in full settlement of $275,000 in principal and $49,462 of accrued interest. As of March 31, 2026 and June 30, 2025, there was $0 and $315,549 included in Promissory note payable.

JonesTrading Institutional Services LLC. Up to 3,283 shares of Common Stock were issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $120, subject to adjustment. Accrued interest on the JonesTrading Note was payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the Wilson-Davis sellers, interest on the Jones Trading Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the three and nine-month period ended March 31, 2026, the Company recognized $0 and $8,627, respectively and for the three and nine-months ended March 31, 2025, the Company recognized $12,288 and $24,309, respectively, in interest expenses. On September 16, 2025, the Company and JonesTrading entered into an amendment to the promissory note agreement, whereby the conversion price floor of $2.00 was amended to $0.75. As a result, on September 16, 2025, the Company issued 585,229 shares of Common Stock at a conversion price of $0.75 in full settlement of $375,000 in principal and $63,922 of accrued interest. During the three and nine-months ended March 31, 2025, Quantum Ventures transferred 101 shares of Common Stock to pay for $12,288 in accrued interest. As of March 31, 2026 and June 30, 2025, there was $0 and $430,295 included in Promissory note payable.

Toppan Merrill LLC. The Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note was February 8, 2026 and the note accrued interest at a rate of 13% per annum. The principal and interest payments due under the note was not payable in shares of Common Stock. The Company paid $180,000 in cash on November 4, 2025 as full repayment of the promissory note. As of March 31, 2026 and June 30, 2025, there was $0 and $175,286, respectively, included in Promissory note payable.

Hanire Purchase Agreement: During the nine-months ended March 31, 2026, the Company received $200,000 as a good faith deposit towards the securities purchase agreement entered into on December 31, 2024 between the Company and Hanire, LLC (the “ Hanire Purchase Agreement”). An amendment to the Hanire Purchase Agreement is currently being negotiated. As such, the proceeds received are treated as due on demand non interest bearing advances. If terms or repayment and additional funding is not negotiated, the Company expects to refund the good faith deposit.

D&O financing: During the three months ended March 31, 2026, the Company renewed its Directors and Officers insurance policy and entered into a premium financing agreement to fund the annual premium which is included in Promissory note balance of $364,650 as of March 31, 2026. The agreement requires nine equal monthly payments of $47,128 and provides for an interest rate of 8.75%. The unamortized portion of the insurance premium is recorded within “Prepaid expenses and other current assets” and is being amortized to “General and administrative expense” on a straight-line basis over the one-year policy term.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Winston & Strawn Agreement

Up to $2,500,000 in shares of Common Stock were issuable to Winston & Strawn LLP (“Winston & Strawn”) pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”). Pursuant to the Winston & Strawn Agreement, the Company was to issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. As of June 30, 2025, the amount is included in Winston & Strawn Agreement as a liability of $690,400. Due to the nature of the settlement terms, the Winston & Strawn Agreement was deemed to be a derivative liability to the Company as of June 30, 2025 under ASC 480. Change in fair value of the subscription agreement are measured at each reporting period with change reported in earnings. See valuation approach and further disclosure on Note 13.

On January 26, 2026, the Company and Winston & Strawn entered into a settlement agreement. The Company agreed to provide Winston & Strawn with cash and shares of the Company’s Common Stock. The Company paid $1,000,000 in cash, and issued a total of 1,000,000 shares of the Company Common Stock with a deemed value of $750,000 and a fair value of $260,700 based on the closing stock price on January 26, 2026 resulting in a loss of $570,300 loss on settlement. As of March 31, 2026 the Company has complied with the terms and has fully settled the obligations with Winston & Strawn.

Debenture

On August 4, 2025, the Company entered into a securities purchase agreement (“August-Securities Purchase Agreement”) with an institutional investor under which the Company agreed to issue and sell, in a private placement, a Series A convertible debentures (the “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears 10% interest and matures on August 3, 2026. The holder is entitled to convert the unpaid principal amount of the Debenture, plus accrued interest and penalties, at any time $0.15 per share. If, at any time after Closing, the Company receives financing from third party (excluding the Holder), the Company is required to pay to the Holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the Holder, one hundred percent (100%) of the proceeds raised from the third party in excess of an aggregate amount of $10,000,000 (the “Threshold Amount”) until such time as the Face Amount of the Debenture has been paid in full. The Company agreed that, within 60 days after the sale of the Debenture, the Company would file with the SEC a registration statement, or an amendment to a previously-filed registration statement, registering the resale of the shares of Common Stock underlying the Debenture.

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

The Company recognized the discount of $362,067 at issuance consisting of the fair value of the derivative at issuance of $352,067, and $10,000 of transaction cost paid at closing. As a result, the Company recognized $90,517 in amortized debt discount and $12,500 in interest expense for the three-months ended March 31, 2026 and $241,378 in amortized debt discount and $33,333 in interest expense for the nine-months ended March 31, 2026. The balance as of March 31, 2026 is $412,644, net of $120,689 of unamortized debt discount. See note 13 for additional disclosure regarding fair value of the derivative.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Company recognized the discount of $1,682,154 at issuance consisting of the fair value of the derivative at issuance of $382,154, $1,000,000 originally issued discount and $300,000 of transaction cost paid at closing. On October 8, 2025 in connection with the Equity SPA discussed below, the Company repaid $1,850,000 in cash and converted $4,150,000 of the Convertible Note into the Units sold pursuant to the Equity SPA. As a result, the Company recognized $1,541,975 and $1,682,154 in amortized debt discount for the three and nine-months ended March 31, 2026, respectively. The balance as of March 31, 2026 fully settled and no amounts remain due under the Convertible Note. The derivative was derecognized as a result of the full settlement of the Convertible Note. See note 13 for additional disclosure regarding fair value of the derivative.

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

MARCH 31, 2026

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

The Company evaluated the classification of the 2025 Warrants, Common Stock, and the Registration Rights Agreement issued or entered into pursuant to the Equity SPA. The assessment was performed under the relevant guidance in ASC 480-10, ASC 815-10, ASC 815-40, and ASC 825-20, to determine whether these instruments should be accounted for as freestanding or embedded financial instruments, and whether they meet the criteria for equity or liability classification. The 2025 Warrants are classified as freestanding derivative financial liabilities within the scope of ASC 815-10 and ASC 815-40, measured initially and subsequently at fair value through earnings. The issued shares of Common Stock are freestanding equity instruments. The Registration Rights Agreement is a freestanding contingent obligation within the scope of ASC 825-20, with potential liability recognition contingent on probability and estimability under ASC 450-20. See Note 13 for additional disclosure regarding fair value of the 2025 Warrants.

NOTE 10. INTANGIBLE ASSETS

Amortization expense was $348,060 and $348,060 for the three-month period ended March 31, 2026 and March 31, 2025. Amortization expense was $1,059,650 and $1,010,519 for the nine-month period ended March 31, 2026 and March 31, 2025, respectively.

Intangible Assets of the company at March 31, 2026 and June 30, 2025 are summarized as follows:

		March 31, 2026
			Accumulated	Impairment
	Est useful life	Cost	Amortization	of Asset	Net
Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Pacsquare assets – Proprietary Software	10 years	1,928,800	(288,448)	—	1,640,352
Customer Lists	12 years	14,625,000	(2,607,791)	—	12,017,209
Intangible Assets		$22,696,325	$(2,896,239)	$—	$19,800,086

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

		June 30, 2025
			Accumulated	Impairment
	Est useful life	Cost	Amortization	of Asset	Net
Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Developed technology	10 years	1,928,800	(143,696)	—	1,785,104
Customer Lists	12 years	14,625,000	(1,692,894)	—	12,932,106
Intangible Assets		$22,696,325	$(1,836,590)	$—	$20,859,735

Below is a summary of the amortization of intangible assets for the next five years:

Fiscal Year	Amount
June 30, 2026	$351,927
June 30, 2027	1,411,577
June 30, 2028	1,414,916
June 30, 2029	1,411,577
June 30, 2030	1,411,577
Thereafter	7,655,985

NOTE 11. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 25,000,000 shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2026 and June 30, 2025, there were no shares of Preferred Stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote for each share. At March 31, 2026 and June 30, 2025, there were 149,794,297 and 40,165,603 shares of Common Stock outstanding, respectively.

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

Pursuant to a Software As A Services License Agreement, as payment in shares for services rendered during the nine-months period ended March 31, 2026, the Company issued 356,901 shares of Common Stock valued at the closing price on the date of issuance of $0.162 per share, resulting in compensation expense of $57,821.

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

In connection with the Equity SPA discussed in Note 9 above, the closings of the issuance and sale of the Units occurred on October 9 through October 14, 2025, and the Company issued an aggregate of 16,666,666 shares of Common Stock.

Refer to Notes 7 and 9 for details regarding shares issued during the three and nine-months ended March 31, 2026 and 2025.

Warrants—In connection with the Equity SPA, on October 8, 2025, the Company issued the 2025 Warrants as discussed in Note 9 above. The warrants were issued to investors as an equity-linked incentive and to the placement agent as part of transaction compensation. The warrants entitle holders to purchase fully paid and non-assessable shares of common stock, subject to the terms summarized below.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Instruments Issued and Outstanding

●	Investor Warrants: 16,666,667 warrants issued on October 8, 2025

●	Placement Agent Warrants: 1,005,000 warrants issued on October 8, 2025

●	Public Warrants: 10,062,500 warrants issued on February 9, 2024

●	Private Warrants: 5,553,125 warrants issued on February 9, 2024

●	Secured Convertible Note Warrants: 600,000 issued February 9, 2024

●	As of March 31, 2026 there are total 32,473,957 warrants outstanding. During the three months ended March 31, 2026, the Company received three cash less warrant exercise notices from the Investor Warrant holders, resulting in 1,413,333 warrants exercised and the issuance of 4,214,127 shares of Common Stock valued at $1,094,669.

The warrants are freestanding financial instruments within the scope of ASC 815-10 and ASC 815-40. Although indexed to the Company’s own stock, the warrants do not qualify for equity classification because they contain provisions that could require net cash settlement (e.g., cash payout upon certain fundamental transactions and cash penalties for delayed share delivery). Accordingly, the warrants are classified as derivative financial liabilities and recorded at fair value on the balance sheet, with subsequent changes in fair value recognized in earnings. Refer to Note 13 for discussion regarding the fair value disclosures.

NOTE 12. STOCK BASED COMPENSATION

Executive Employment Agreements and Equity Awards

In September 2025, the Company entered into the Schaible Employment Agreement, the Ridenhour Employment Agreement and the Patel Employment Agreement, each as discussed in Note 9.

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

Schedule of Nonvested Stock Awards

(Shares in units; weighted-average grant-date fair value in $)

Activity	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2025	—	—
Granted	1,400,000	$0.92
Vested	—	—
Forfeited/Expired	—	—
Nonvested at March 31, 2026	1,400,000	$0.92

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

Schedule of Performance-Based (Market Condition) Awards by Tranche (Units; grant-date shares)

Tranche	VWAP Milestone	Grant-Date FV/Share	Nonvested at July 1, 2025	Granted	Vested	Forfeited/Expired	Nonvested at March 31, 2026
1	$0.75	0.66	—	3,170,479	—	—	3,170,479
2	$1.00	0.65	—	3,170,479	—	—	3,170,479
3	$1.24	0.64	—	3,170,479	—	—	3,170,479
4	$1.49	0.63	—	3,170,479	—	—	3,170,479
5	$1.74	0.62	—	3,170,479	—	—	3,170,479
Total			—	15,852,395	—	—	15,852,395

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Because these awards include market conditions, the Company estimated their grant-date fair value using a Monte Carlo simulation model. The following table summarizes the key assumptions used in the valuation of these awards:

Assumption	September 2025 Grants
Expected volatility	140.6%
Risk-free interest rate	3.5%
Expected term	3.0 years
Expected dividend yield	0%
Fair value per share (Tranche 1)	$0.66
Fair value per share (Tranche 2)	$0.65
Fair value per share (Tranche 3)	$0.64
Fair value per share (Tranche 4)	$0.63
Fair value per share (Tranche 5)	$0.62

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

Stock-Based Compensation Expense

As of March 31, 2026, none of the stock price milestones had been achieved and no shares had vested under the performance-based awards.

Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Time-based stock awards	$320,950	$—
Market-based stock awards	$833,879	$—
Total stock-based compensation expense	$1,154,829	$—

	Nine Months Ended	Nine Months Ended
	March 31, 2026	March 31, 2025
Time-based stock awards	$695,392	$—
Market-based stock awards	$1,788,208	$—
Total stock-based compensation expense	$2,483,600	$—

As of March 31, 2026, total unrecognized compensation cost related to unvested time- and market-based stock awards was approximately $8,945,732, which is expected to be recognized over a weighted-average period of 2.25 years.

NOTE 13. FAIR VALUE MEASUREMENTS

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

MARCH 31, 2026

(Unaudited)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	June 30, 2025
Assets:
Trading securities	1	$5	$5

Liabilities:
Winston & Strawn agreement	3	$—	$2,489,945
Warrant liability – Private Warrants	3	$108,910	$123,062
Earnout liability	3	$689,000	$11,369,000
Convertible notes Chardan derivative	3	$—	$103,185
Merger financing derivative	3	$—	$63,696
Tau agreement	3	$—	$539,787
Debentures – derivative	3	$346,585	$—
Convertible Notes – derivative	3	$—	$—
Secured Convertible Note	3	$11,706,148	$—
Warrant liability – Equity SPA	3	$2,754,751	$—

Winston & Strawn Agreement

On February 9, 2024, the Company entered into the Winston & Strawn Agreement, as described in Note 9.

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

As of March 31, 2026 the Company entered into a settlement agreement Winston & Strawn Agreement and, as such, the Company derecognized the carrying value of the agreement and recognized a loss on settlement of $570,300.

The key inputs into the Monte Carlo model for the Winston & Strawn Agreement were as follows:

Input	June 30, 2025
Market price of public shares	$0.19
Equity volatility	167.7%
Risk-free rate	4.21%

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

Input	March 31, 2026	June 30, 2025
Market price of public shares	$0.20	$0.19
Risk-free rate	3.81%	3.67%
Dividend yield	0.00%	0.00%
Volatility	181.45%	167.7%
Exercise price	$689.86	$689.86

Effective expiration date	February 2029	February 2029

Earnout Liability

The liability associated with the Earnout Shares was, initially as of February 9, 2024, valued using a Monte Carlo simulation to determine if and when the revenue hurdles would be achieved. The revenue volatility and revenue to equity correlation was based upon the same guideline public companies. As of March 31, 2026, the Company revised when revenue hurdles would be achieved, as a result of the delay in financing and implementation of the Commercial Bancorp acquisition. Revenue targets were deemed less likely to be reached and as such, this resulted in a significant decrease in the value of the Earnout liability. The Monte Carlo simulation was performed simultaneously on both the share price and revenue to account for the correlation between revenue and equity.

The key inputs into the Monte Carlo model for the Earnout liability were as follows:

Input	March 31, 2026	June 30, 2025
Market price of public shares	$0.20	$0.19
Revenue volatility	50.00%	12.00%
Discount factor for revenue	21.19%	9.31%

Convertible Note Derivatives

The conversion derivatives associated with Short-Term Notes, Long-Term Notes and the Chardan Note were accounted for as a liability in accordance with ASC 815-40. The conversion derivative liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of conversion derivative liability in the consolidated statements of operations. The convertible note derivatives are made up of the fair value of the embedded conversion option included in the Long-Term Notes and the Chardan Note, which each had fair value as of March 31, 2026 of $0. The fair value of the embedded conversion option included in the Long-Term Notes and the Chardan Note had a fair value as of June 30, 2025 of $103,185 and $0, respectively, totaling $103,185.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Long-Term Notes

As of June 30, 2025 the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Long-Term Notes at $103,185. During the nine-months ended March 31, 2026 the Long-Term Notes were settled in full and, as such, the derivative was settled in full with a zero value as of March 31, 2026.

The key inputs into the Monte-Carlo model for the conversion derivative as of June 30, 2025 were as follows:

Input	June 30, 2025
Market price of public shares	$0.19
Risk-free rate	4.13%
Discount rate	15.63%
Probability of default	14.3%
Recovery rate	28.9%
Volatility	167.7%
Effective expiration date	February 2026

Secured Convertible Note

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

As of March 31, 2026 and October 8, 2025, the Restated Note was valued using Black-Scholes model combined with the discounted cash flow model, resulting in the fair value of the Restated Note of $11,706,148 and $14,585,961, respectively.

The key inputs into the Black-Scholes model for the conversion derivative as of March 31, 2026 and October 8, 2025 were as follows:

Input	March 31, 2026	October 8, 2025
Market price of public shares	$0.20	$0.36
Conversion Price	$0.75	$0.75
Principal and interest balance at valuation date	$10,627,293	$10,097,782
Risk-free rate	3.89%	3.73%
Discount rate	15.75%	11.30%
Volatility	181.45%	165.13%
Effective expiration date	October 2030	October 2030
Term	4.53 years	5 years

Merger Financing Note

As of June 30, 2025 the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Merger Financing Note of $63,696. During the nine-months ended March 31, 2026, the Merger Financing Note was settled in full and, as such, the derivative was settled in full with a zero value as of March 31, 2026.

Input	June 30, 2025
Market price of public shares	$0.19
Risk-free rate	4.13%
Discount rate	15.63%
Probability of default	14.3%
Recovery rate	28.9%
Volatility	167.7%
Effective expiration date	February 2026

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Tau Agreement

As discussed in Note 9, the Tau Agreement no longer has shares available to utilize and management does not intend to utilize the ELOC. As such as of March 31, 2026 the fair value of the Tau Agreement was deemed to be zero. As of June 30, 2025 the Tau Agreement and the related Commitment Fee was valued using Monte Carlo model resulting in the fair value of $539,448 and $337, respectively.

The key inputs into the Monte-Carlo model for the Commitment Amount as of issuance date of June 30, 2025 was as follows:

Input	June 30, 2025
Anticipated Monthly Advance Amounts	$40,000
Risk-free rate	3.75%
Volatility	167.7%

Effective expiration date	July 2026

Debenture Derivative

On August 4, 2025 the Company issued the Debenture as discussed in Note 9. The Company determined that the conversion feature was required to be bifurcated under ASC 815 and, as such, the Company fair valued the embedded derivative. As of March 31, 2026 the Debenture was valued using a Black-Scholes model and as of August 4, 2025, the issuance date, the Debenture was valued using Scenario Based Methodology model resulting in the fair value of the conversion option included in the Debenture embedded derivative at $346,585 and $352,067, respectively. See Note 9 for additional information.

The key inputs into the Black-Scholes for the conversion derivative as of March 31, 2026 and Scenario Based Methodology model August 4, 2025 were as follows:

Input	March 31, 2026	August 4, 2025
Market price of public shares	$0.20	$0.22
Risk-free rate	3.71%	3.75%
Discount rate	17.52%	15.41%
Volatility	181.45%	165.9%
Effective expiration date	August 2026	August 2026

Convertible Note Derivative

On September 16, 2025 the Company issued Convertible Notes as discussed in Note 9. The Company determined that the conversion feature was required to be bifurcated under ASC 815 and, as such, the Company fair valued the embedded derivative. As of September 16, 2025, the issuance date, the Convertible Notes derivative was valued using a Scenario Based methodology model resulting in the fair value of the embedded derivatives included in the Convertible Notes of $5,382,154, of which at $382,154 was allocated to the embedded derivative. On October 8, 2025 in connection with the Equity SPA, the Company repaid the Convertible Note in full; as such as of March 31, 2026 the derivative was derecognized. See Note 9 for additional information.

The key inputs into Scenario Based Method for the conversion derivative as of September 16, 2025 were as follows:

Input	September 16, 2025
Discount rate	11.21%
Probability of default	8.98%
Recovery rate	42.90%
Effective expiration date	March 2026

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The key inputs into the Black-Scholes model for the 2025 Warrants were as follows:

Input	March 31, 2026	October 8, 2025
Market price of public shares	$0.20	$0.36
Risk-free rate	3.89%	3.73%
Dividend yield	0.00%	0.00%
Volatility	181.45%	165.13%
Exercise price	$0.75	$0.75
Term	4.52 years	5 years

Effective expiration date	October 2030	October 2030

The following table presents the changes in the fair value of the following:

	Private Placement	Tau Agreement
	Warrants	Liability
Fair value as of June 30, 2025	$123,062	$539,787
Write of receivable	—	(205,238)
Change in valuation inputs or other assumptions	61,531	(334,549)
Fair value as of September 30, 2025	$184,593	$—
Change in valuation inputs or other assumptions	91,066	—
Fair value as of December 31, 2025	$275,659	$—
Change in valuation inputs or other assumptions	(166,749)	—
Fair value as of March 31, 2026	$108,910	$—

	Private Placement	Tau Agreement
	Warrants	Liability
Fair value as of June 30, 2024	$307,656	$—
Initial measurement	—	1,090,949
Transferred to equity	—	(303,000)
Change in valuation inputs or other assumptions	(246,125)	184,559
Fair value as of September 30, 2024	$61,531	$972,508
Transfer to equity	—	115,277
Change in valuation inputs or other assumptions	61,531	73,284
Fair value as of December 31, 2024	$123,062	$783,947
Fair value of advance requests	—	1,042,329
Transfer to equity	—	(879,403)
Change in valuation inputs or other assumptions	(61,531)	(53,152)
Fair value as of March 31, 2025	$61,531	$893,721

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

	Conversion	Earnout
	Derivative	Liability
Fair value as of June 30, 2025	$103,185	$11,369,000
Change in valuation inputs or other assumptions	(103,185)	116,000
Fair value as of September 30, 2025	$—	$11,485,000
Change in valuation inputs or other assumptions	—	(10,624,000
Fair value as of December 31, 2025	$—	$861,000
Change in valuation inputs or other assumptions	—	(172,000)
Fair value as of March 31, 2026	$—	$689,000

	Conversion	Earnout
	Derivative	Liability
Fair value as of June 30, 2024	$16,462,690	$12,298,000
Change in valuation inputs or other assumptions	(14,320,179)	340,000
Fair value as of September 30, 2024	$2,142,511	$12,638,000
Change in valuation inputs or other assumptions	(1,117,805)	(1,594,000)
Fair value as of December 31, 2024	$1,024,706	$11,044,000
Change in valuation inputs or other assumptions	(137,687)	186,000
Fair value as of March 31, 2025	$887,019	$11,230,000

	Winston & Strawn	Merger Financing
	Agreement	Derivative
Fair value as of June 30, 2025	$2,489,945	$63,696
Change in valuation inputs or other assumptions	(1,798,624)	(63,696)
Fair value liability as of September 30, 2025	$691,321	$—
Change in valuation inputs or other assumptions	(921)	—
Fair value liability as of December 31, 2025	$690,400	$—
Derecognized on settlement	(690,400)	—
Fair value liability as of March 31, 2026	$—	$—

	Winston & Strawn	Merger Financing
	Agreement	Derivative
Fair value as of June 30, 2024	$2,425,647	$—
Initial measurement	—	113,044
Change in valuation inputs or other assumptions	34,841	63,195
Fair value liability as of September 30, 2024	$2,460,488	$176,239
Change in valuation inputs or other assumptions	13,041	(25,749)
Fair value liability as of December 31, 2024	$2,473,529	$150,490
Change in valuation inputs or other assumptions	11,404	(48,115)
Fair value liability as of March 31, 2025	$2,484,933	$102,375

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

		Secured
	Contingent	Convertible
	Guarantee	Derivative
Fair value as of June 30, 2024	$3,256,863	$—
Shares issued as partial payment	(1,210,290)	—
Change in valuation inputs or other assumptions	839,774	89,535
Exchange to Merger financing note	(2,886,347)	—
Fair value as of September 30, 2024	$—	$89,535
Change in valuation inputs or other assumptions	—	(89,535)
Fair value liability as of March 31, 2025	$—	$—

	Debenture	Convertible Notes
	Derivative	Derivative
Fair value as of June 30, 2025	$—	$—
Initial measurement	352,067	382,154
Change in valuation inputs or other assumptions	837,888	52,873
Fair value as of September 30, 2025	$1,189,955	$435,027
Change in valuation inputs or other assumptions	(606,886)	(435,027)
Fair value as of December 31, 2025	$583,069	$—
Change in valuation inputs or other assumptions	(236,484)	—
Fair value as of March 31, 2026	$346,585	$—

	Secured	2025
	Convertible Note	Warrant Liability
Fair value as of June 30, 2025	$—	$—
Principal amount	10,097,782	—
Day 1 fair value charge to earnings	4,488,179	—
Initial measurement October 8, 2025	14,585,961	5,874,061
Accrued interest through December 31, 2025	255,626	—
Change in valuation inputs or other assumptions	(2,691,747)	(1,940,728)
Fair value as of December 31, 2025	$12,149,840	$3,933,333
Fair value of warrants exercised	—	(1,094,669)
Accrued interest through March 31, 2026	273,885	—
Change in valuation inputs or other assumptions	(717,577)	(83,913)
Fair value as of March 31, 2026	$11,706,148	$2,754,751

There were no transfers between levels during the three and nine-months ended March 31, 2026 and 2025.

NOTE 14. SEGMENT REPORTING

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following table presents revenue and operating income (loss) for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Commissions	$1,412,339	$1,506,077
Vetting fees	430,525	370,700
Clearing fees	661,950	658,926
Net gain/(loss) on firm trading accounts	336,860	1,527
Stock locate fees	1,360,178	5,873
Total revenue	$4,201,852	$2,543,103
Loss from operations	$(2,932,859)	$(1,072,174)

	Nine Months Ended	Nine Months Ended
	March 31, 2026	March 31, 2025
Commissions	$6,844,429	$4,488,058
Vetting fees	1,154,075	1,093,684
Clearing fees	1,958,447	2,491,865
Net gain/(loss) on firm trading accounts	542,318	5,483
Stock locate fees	3,010,267	14,594
Total revenue	$13,509,536	$8,093,684
Loss from operations	$(6,265,419)	$(3,162,425)
Total assets	$73,915,806	$60,892,833

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

On April 20, 2026, the Company issued 543,477 shares of Common Stock that were issued to Lockbox Holdings (“LCBX”), pursuant to a Software as a Services License Agreement, as payment in shares for services rendered through March 31, 2026. As per the terms of agreement the monthly fee is $20,000 and if paid in stock the company shall use 90% of the five-day VWAP of the last trading of the preceding month. The share issued represents $140,000 of accrued expenses of which $120,000 was included in the balance sheet as of March 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us,” “AtlasClear Holdings,” or the “Company” refer to AtlasClear Holdings, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with, and certain capitalized terms and not otherwise used in this section are defined in, the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Certain defined terms used herein have the meaning ascribed to them in the notes to the financial statements.

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

Forward-looking statements are not guarantees of performance, and the absence of these words does not mean that a statement is not forward looking. You should understand that the following important factors could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements herein:

●	our ability to realize the benefits expected from the Business Combination (as defined herein);
●	our ability complete the acquisition of Commercial Bancorp of Wyoming (“Commercial Bancorp”); or Ark Financial Services, Inc. (“Ark”);
●	our ability to successfully integrate our recent and proposed acquisitions, including the acquisition of Commercial Bancorp, and to realize the synergies and benefits of such acquisitions;
●	our ability to successfully implement the AtlasClear Platform (as defined herein);
●	our significant indebtedness and our ability to service such indebtedness;
●	the volatility of the price of our Common Stock, par value $0.0001 per share (the “Common Stock”) and the possibility that stockholders could incur substantial losses;
●	potential dilution of our stockholder interests resulting from our issuance of equity securities;
●	the ability to maintain the listing of our Common Stock on the NYSE American LLC (“NYSE American”), and the potential liquidity and trading of such securities;
●	our ability to grow and manage growth profitably;
●	our ability to raise financing in the future, if and when needed;
●	our success in retaining or recruiting, or adapting to changes in, our officers, key employees, or directors following the Business Combination;
●	our ability to attract and retain our senior management and other highly qualified personnel;
●	our ability to achieve or maintain profitability;
●	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our ability to successfully protect against cybersecurity attacks or breaches, ransomware attacks, and other disruptions to our information technology structure;
●	our ability to successfully compete against other companies;
●	our estimates regarding expenses, future revenue, and needs for additional financing; and
●	the effect of economic downturns and political and market conditions beyond our control.

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

Debenture

On August 4, 2025, the Company entered into a securities purchase agreement (“August-Securities Purchase Agreement”) with an institutional investor under which the Company agreed to issue and sell, in a private placement, a Series A convertible debentures (the “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears 10% interest and matures on August 3, 2026. The holder is entitled to convert the unpaid principal amount of the Debenture, plus accrued interest and penalties, any time, at $0.15 per share. If, at any time after Closing, the Company receives financing from third party (excluding the Holder), the Company is required to pay to the Holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the Holder, one hundred percent (100%) of the proceeds raised from the third party in excess of an aggregate amount of $10,000,000 (the “Threshold Amount”) until such time as the Face Amount of the Debenture has been paid in full. The Company agreed that, within 60 days after the sale of the Debenture, the Company would file with the SEC a registration statement, or an amendment to a previously-filed registration statement registering the resale of the shares of Common Stock underlying the Debenture.

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

The Restated Note has a stated maturity date of October 8, 2030. Interest accrues at a rate per annum equal to 11%, and is payable semi-annually on each June 30 and March 31. On each interest payment date, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind by increasing the principal amount of the Restated Note. In the event of an Event of Default (as defined in the Restated Note), in addition to Funicular’s other rights and remedies, the interest rate would increase to 14% per annum. The Restated Note is convertible, in whole or in part, into shares of the Company’s Common Stock at the election of the holder at any time at an initial conversion price of $0.75 per share (the “Conversion Price”). The Conversion Price is subject to adjustment if the Company issues or is deemed to issue shares of Common Stock at a price below the then-current conversion price (subject to certain exceptions), and is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. The Restated Note contains covenants which, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, incur additional liens and sell its assets or properties.

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

Commercial Bancorp Share Purchase Agreement

On February 5, 2026, the Company entered into a share purchase agreement (the “Purchase Agreement”) with Commercial Bancorp, and each of the shareholders of Commercial Bancorp (collectively, the “Sellers”). The Purchase Agreement provides for the Company to acquire (the “Acquisition”) from the Sellers all of the outstanding shares (the “Shares”) of common stock of Commercial Bancorp, which is the owner of all of the outstanding stock of Farmers State Bank, a Wyoming state-chartered member bank (the “Bank”), subject to the terms and conditions set forth in the Purchase Agreement. As previously disclosed, the Company had previously entered into an agreement and plan of merger, as amended, to acquire Commercial Bancorp, which agreement has expired in accordance with its terms.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to purchase the Shares from the Sellers for consideration consisting of a combination of cash and shares of Common Stock, with the total amount of consideration to be determined based on (i) each Seller’s election to receive cash, shares of Common Stock, or a combination thereof, (ii) the adjusted book value of the operational portion of the equity capital of Commercial Bancorp as of the closing of the Acquisition (the “CB Closing”), determined in accordance with the provisions of the Purchase Agreement (the “ABV”), (iii) the value of the existing building and land comprising the physical location of the Bank (the “Premises”), and (iv) Commercial Bancorp’s net operating loss as reflected on its most recent tax return prior to the CB Closing, multiplied by the maximum corporate federal income tax rate in effect as of the date of the CB Closing (the “NOL Tax Benefit”). Each Seller may elect (the “Election”) to receive an amount equal to any of the following three options: (i) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable one-third in cash and two-thirds in shares of Common Stock; (ii) two times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in cash; or (iii) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in shares of Common Stock. The Company has made an earnest money deposit payment in the amount of $100,000 to Commercial Bancorp, which deposit will be applied to the cash portion of the consideration payable at the CB Closing or, if the CB Closing does not occur under certain circumstances, retained by Commercial Bancorp.

The shares of Common Stock to be issued pursuant to the Purchase Agreement will be valued based on either the closing price of the Common Stock on the date of execution of the Purchase Agreement ($0.23), or on the business day immediately preceding the date of the CB Closing, at each Seller’s option. The Company has agreed to file with the Securities Exchange Commission (the “SEC”), by the later of 90 days following the date of the Purchase Agreement and ten business days following the deadline for each Seller to make an Election, a resale registration statement with respect to the shares of Common Stock issuable pursuant to the Purchase Agreement (the “Resale Registration Statement”).

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

The Purchase Agreement contains customary representations and warranties of Commercial Bancorp and the Bank, the Sellers and the Company. It also contains customary covenants, including (i) covenants providing for each of the parties to use reasonable best efforts to cause the Acquisition to be consummated and to receive all required regulatory approvals, including from the Federal Reserve Board and the Wyoming Division of Banking, (ii) covenants providing for Commercial Bancorp and the Bank to carry on their respective businesses in the ordinary course of business, and to refrain from taking certain actions, during the period between the execution of the Purchase Agreement and the CB Closing, and (ii) granting the Company observation rights with respect to meetings of the boards of directors of Commercial Bancorp and the Bank during the between the execution of the Purchase Agreement and the CB Closing. Commercial Bancorp, the Bank and the Sellers have also agreed not to initiate, solicit, encourage or otherwise facilitate the making of any proposal or offer relating to alternate transactions or, engage in any discussions or negotiations with respect to alternate transactions.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	Three Months Ended		Three Months
	March 31,		Ended
	2026	2025	Changes

REVENUES
Commissions	$1,412,339	$1,506,077	(93,738)
Vetting fees	430,525	370,700	59,825
Clearing fees	661,950	658,926	3,024
Net gain/(loss) on firm trading accounts	336,860	1,527	335,333
Stock locate fees	1,360,178	5,873	1,354,305
TOTAL REVENUES	4,201,852	2,543,103	1,658,749

EXPENSES
Compensation, payroll taxes and benefits	2,329,261	1,549,228	780,033
Data processing and clearing costs	999,545	435,307	564,238
Stock locate expense	256,119	—	256,119
Regulatory, professional fees and related expenses	1,540,079	845,350	694,729
Stock compensation expense	1,154,829	—	1,154,829
Communications	156,889	209,632	(52,743)
Occupancy and equipment	59,822	51,215	8,607
Transfer fees	41,417	51,264	(9,847)
Bank charges	57,916	56,933	983
Bad debt	14,561	—	14,561
Intangible assets amortization	348,060	348,060	—
Other	176,213	68,288	107,925
TOTAL EXPENSES	7,134,711	3,615,277	3,519,434

LOSS FROM OPERATIONS	(2,932,859)	(1,072,174)	(1,860,685)

OTHER INCOME/(EXPENSE)
Interest income	432,618	515,849	(83,231)
Change in fair value of warrant liability derivative	250,662	61,531	189,131
Change in fair value, long-term and short-term note derivative	—	137,687	(137,687)
Change in fair value of secured convertible note	717,577	—	717,577
Change in fair value of Merger financing	—	48,116	(48,116)
Change in fair value of earnout liability	172,000	(186,000)	358,000
Change in fair value of Winston & Strawn agreement	—	(11,404)	11,404
Change in fair value stock payable	—	11,383	(11,383)
Change in fair value of debenture derivative	236,484	—	236,484
Change in fair value of Tau agreement	—	53,152	(53,152)
Loss on debt settlement	(570,300)	—	(570,300)
Interest expense	(432,620)	(2,765,180)	2,332,560
TOTAL OTHER INCOME/(EXPENSE)	806,421	(2,134,866)	2,941,287

Income before provision for income taxes	(2,126,438)	(3,207,040)	1,080,602
Benefit (provision) for income taxes	195,554	304,212	(108,658)
Net income (loss)	$(1,930,884)	$(2,902,828)	971,944

Revenues of $4,201,852 for the three-months ended March 31, 2026, represent a 65% increase from revenues of $2,543,103 for the three-month period ended March 31, 2025. The increase was primarily attributable to the addition of stock locate fees which is a new revenue source and the participation in an at the market offering as a selling agent.

Total expenses of $7,134,711 for the three-months ended March 31, 2026, represent a 97% increase of $3,519,434 from total expenses of $3,615,277 for the three-month period ended March 31, 2025. The increase was primarily due to an increase in variable compensation related to the increase in revenue and stock based compensation of $1,154,829 which was not present in the period ended March 31, 2025.

Compensation, payroll taxes and benefits increased to $2,329,261 for the three-month period ended March 31, 2026, an increase of $780,033 from total expenses of $1,549,228 for the three-month period ended March 31, 2025. The increase was primarily due to increase in variable compensation related to the increase in revenue.

Data processing and clearing costs increased to $999,545 for the three-month period ended March 31, 2026 compared to $435,307 for the three-month period ending March 31, 2025. The increase was primarily due to increase in variable compensation related to the increase in revenue.

Regulatory, professional fees and related expenses increased to $1,540,079 for the three-months ended March 31, 2026 compared to $845,350 in the three-month period ended March 31, 2025. The increase was primarily due to a the professional fees and consulting services as a result of the Commercial Bancorp negotiations and hiring of new consulting support, that were not present in the comparative three-month period ending March 31, 2025.

Stock based compensation increased to $1,154,829 for the three-months ended March 31, 2026 as a result of the new employment agreement entered into with the executive officers in September 2025. The expense incurred in the quarter ended March 31, 2026 is the portion over the service period of the granted stock based compensation. No such expense was present in the six-months period ended March 31, 2025.

Other income of $806,421 for the three-month period ended March 31, 2026, represents a significant increase from other expense of $2,134,866 for the three-month period ended March 31, 2025. The increase was due to the changes in fair value of various financial instruments, which were settled in the three-month period ended March 31, 2026. The increase due to changes in fair value described was partially offset by $2,332,560 of interest expense as a result of the reduction in financial instruments outstanding.

Income tax benefit of $195,554 for the three-months period ended March 31, 2026 decreased from an income taxes benefit of $304,212 for the three-month period ended March 31, 2025. The decreased tax of $108,658 is primarily due to changes in deferred tax liabilities and assets.

The foregoing factors resulted in a net loss of $1,930,884 for the three-month period ended March 31, 2026, compared to net loss of $2,902,828 for the three-month period ended March 31, 2025. The improvement was primarily due to the overall growth in revenue net of related growth in operating expenses.

Comparison of the Nine Months Ended March 31, 2026 Compared to the Nine Months Ended March 31, 2025

	Nine Months Ended		Nine Months
	March 31,		Ended
	2026	2025	Changes

REVENUES
Commissions	$6,844,429	$4,488,058	2,356,371
Vetting fees	1,154,075	1,093,684	60,391
Clearing fees	1,958,447	2,491,865	(533,418)
Net gain/(loss) on firm trading accounts	542,318	5,483	536,835
Stock locate fee	3,010,267	14,594	2,995,673
TOTAL REVENUES	13,509,536	8,093,684	5,415,852

EXPENSES
Compensation, payroll taxes and benefits	8,243,452	4,408,714	3,834,738
Data processing and clearing costs	2,551,573	1,676,686	874,887
Stock locate expense	718,056	—	718,056
Regulatory, professional fees and related expenses	3,299,426	3,048,931	250,495
Stock compensation expense	2,483,600	—	2,483,600
Communications	566,011	488,475	77,536
Occupancy and equipment	142,523	159,647	(17,124)
Transfer fees	129,916	142,771	(12,855)
Bank charges	175,120	166,259	8,861
Bad debt	12,754	—	12,754
Intangible assets amortization	1,059,650	1,010,519	49,131
Other	392,874	154,107	238,767
TOTAL EXPENSES	19,774,955	11,256,109	8,518,846

LOSS FROM OPERATIONS	(6,265,419)	(3,162,425)	(3,102,994)

OTHER INCOME/(EXPENSE)
Interest income	1,412,334	1,582,922	(170,588)
Change in fair value of warrant liability derivative	2,038,793	246,125	1,792,668
Change in fair value, convertible note derivative	382,154	3,990,385	(3,608,231)
Change in fair value, long-term and short-term note derivative	103,185	11,585,286	(11,482,101)
Change in fair value of contingent guarantee	—	(839,775)	839,775
Change in fair value of secured convertible note	(1,078,855)	—	(1,078,855)
Change in fair value of Merger financing	63,696	10,670	53,026
Change in fair value of earnout liability	10,680,000	1,068,000	9,612,000
Change in fair value of Winston & Strawn agreement	1,799,545	(59,286)	1,858,831
Change in fair value of debenture derivative	5,482	—	5,482
Change in fair value of stock payable	—	232,793	(232,793)
Change in fair value of Tau agreement	334,549	(707,547)	1,042,096
Loss on settlement on Winston & Strawn agreement	(570,300)		(570,300)
Interest expense	(4,644,746)	(6,889,461)	2,244,715
TOTAL OTHER INCOME/(EXPENSE)	10,525,837	10,220,112	305,725

Income before provision for income taxes	4,260,418	7,057,687	(2,797,269)
Benefit (provision) for income taxes	152,575	367,828	(215,253)
Net income (loss)	$4,412,993	$7,425,515	(3,012,522)

Revenues of $13,509,536 for the nine-months ended March 31, 2026, represent a 67% increase from revenues of $8,093,684 for the nine-month period ended March 31, 2025. The increase in revenue is primarily due to the addition of stock locate revenue and Wilson-Davis acting as a selling agent for an at the market offering.

Total expenses of $19,774,955 for the nine-months ended March 31, 2026, represent a 76% increase of $8,518,846 from total expenses from $11,256,109 for the nine-month period ended March 31, 2025. The increase was primarily due to an increase in variable compensation related to the increase in revenue and stock-based compensation that was not present in the three months period ended March 31, 2025.

Compensation, payroll taxes and benefits increased to $8,243,452 for the nine-month period ended March 31, 2026, an increase of $3,834,738 from total expenses of $4,408,714 for the nine-month period ended March 31, 2025. The increase was primarily due to increase in variable compensation related to the increase in revenue as well as increase in employees and headcount from prior year; additionally increases in salaries were awarded during the period for merit bonus.

Data processing and clearing costs increased to $2,551,573 for the nine-month period ended March 31, 2026 compared to $1,676,686 for the nine-month period ending March 31, 2025. The increase was due to variable cost related to the increase in revenue.

Regulatory, professional fees and related expenses increased to $3,299,426 for the nine-months ended March 31, 2026 compared to $3,048,931 in the nine-month period ended March 31, 2025 an increase of 8%.

Stock based compensation increased to $2,483,600 for the nine-months ended March 31, 2026 as a result of the new employment agreement entered into with the executive officers in September 2025. The expense incurred in the quarter ended March 31, 2026 is the pro rata portion over the service period of the granted stock based compensation. No such expense was present in the nine-months period ended March 31, 2025.

Other income of $10,525,837 for the nine-month period ended March 31, 2026, represents a minor increase from $10,220,112 for the nine-month period ended March 31, 2025. The increase was due to the changes in fair value of various financial instruments, which were settled in the nine-month period ended March 31, 2026.

Income tax of $152,575 for the nine-months period ended March 31, 2026 decreased from a from income tax of $367,828 for the nine-month period ended March 31, 2025. The decreased income tax of $215,253 is primarily due to changes in deferred tax liabilities and assets.

The foregoing factors resulted in a net income of $4,412,993 for the nine-month period ended March 31, 2026, compared to net income of $7,425,515 for the nine-month period ended March 31, 2025. The decrease was primarily due to the gain recognized from changes in fair value of the convertible notes that resulted from a change is valuation model as a result of the Company settled a substantial balance of the sellers’ notes, resulting in a significant decrease in the carrying balance of the derivative embedded in the sellers notes obligations during the nine-month period ended March 31, 2026.

Liquidity and Capital Resources

Cash used in operating activities for the nine-month period ended March 31, 2026 was $4,998,995. Adjustment to net income of $4,412,993 primarily consisted of change in fair value related to various financial instruments as discussed above, resulting in an adjustment of $14,328,549, where the largest change in fair value was related to the revised revenue projection under the earnout liability, resulting in a decrease of $10,680,000. Further adjustments were non-cash interest expense on convertible notes and other financial instruments of $3,646,719, loss on settlement on Winston & Strawn agreement of $570,300, amortization of intangible assets of $1,059,650 transaction cost of $865,659, consulting expense paid with stock of $434,114, changes in allowance for bad debt of $12,754, net lease payments of $7,125 and stock based compensation of $2,483,600 offset by cash used in operational assets and liabilities of $4,163,360.

Cash used in operating activities for the nine-month period ended March 31, 2025 was $1,053,950. Adjustment to net income of $7,425,515 was primarily consisted of change in fair value related to various financial instruments as discussed above, resulting in an adjustment of $15,526,651, where the largest change in fair value was related to the change in valuation approach for the sellers notes from Black-Scholes to Monte-Carlo to better align with the instruments, resulting in a decrease of $11,585,286. Further adjustments were non-cash interest expense on convertible notes and other financial instruments of $6,178,848, amortization of intangible assets of $1,010,519, changes in allowance for bad debt of $7,322, net lease payments of $1,313 other income adjustment of $585,210 and stock based compensation of $41,982 offset by cash used in operational assets and liabilities of $856,573.

Cash used for investing activities for the nine-month period ended March 31, 2026 was $65,000 as compared to $125,000 for the nine-month period ended March 31, 2025. This is primarily due to $65,000 in deposits made to extend the Commercial Bancorp acquisition agreement. The $125,000 of cash used for investing activities in the period ended March 31, 2025 represents cash payment towards the AtlasClear Platform.

Cash provided by financing activities for the nine-month period ended March 31, 2026 was $16,626,779 as compared to $1,360,862 for the nine-month period ended March 31, 2025. During the nine-month period financing activities consisted primarily of the $5,850,000 in cash proceed from the Equity SPA, $9,975,000 in cash proceeds under the restated SPA Secured Convertible Note, $4,700,000 in cash proceeds from the Convertible Notes, $490,000 in cash proceeds from the Debenture and $200,000 of good faith advance from Hanire Purchase Agreement, less repayments of promissory notes of $509,721, repayment of Convertible Notes of $1,850,000, payment of $1,000,000 in cash to Winston & Strawn as part of the settlement agreement and payment of transaction cost under the Equity SPA of $1,228,500.

During the nine-month period ended March 31, 2025, the Company received $1,437,381 under the ELOC Agreement, repayment of promissory notes of $56,519 and repaid $20,000 in subordinated debt.

Going Concern Consideration

Historically, the Company has funded its operations primarily through the issuance of equity and debt securities. As of March 31, 2026, the Company had cash and cash equivalents of $16,706,099 and had experienced recurring operating losses. These factors previously raised substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of these financial statements.

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

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026.

Contractual Obligations

The Company holds several long-term debt obligations with outside vendors and investors, with loans maturing between 2025 and 2026 (see Notes 9 and 13 in the accompanying condensed consolidated financial statements). Additionally, the Company leases office space under several operating leases. The Company has no capital lease obligations. Further, there are no other outstanding long-term liabilities contractually obligated by the Company.

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

As of March 31, 2026, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures were not effective.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, other than the following additional risk factor:

We may not be able to successfully consummate the acquisition of Ark.

On April 24, 2026, we announced that we had entered into a letter of intent (“LOI”) to acquire Ark and its wholly-owned subsidiary, Dawson James Securities, Inc. The LOI is non-binding, except for certain provisions including exclusivity and confidentiality. The completion of a definitive agreement remains subject to a number of factors, including due diligence satisfactory to us and board approvals by both companies. Although the LOI provides that certain provisions are binding on the parties, it does not obligate the parties to consummate the proposed transaction. If definitive agreements are entered into, the closing of the transaction will be subject to various closing conditions, including FINRA approval. There can be no assurance that any definitive agreements will be entered into or that the proposed transaction will be consummated on the terms contemplated by the LOI, or at all.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1***	Share Purchase Agreement, dated as of February 5, 2026, by and among AtlasClear Holdings, Inc., Commercial Bancorp and the shareholders of Commercial Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 10, 2026.
3.1	Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (formerly Calculator New Pubco, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on January 8, 2025).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on January 8, 2025).
3.4	Amended and Restated By-Laws of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).
3.5	Amendment to the Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on December 27, 2024).
4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 14, 2025.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

** Furnished herewith.

*** Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of the omitted schedules upon request by the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLASCLEAR HOLDINGS, INC.

Date: May 13, 2026	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Sandip Patel
	Name:	Sandip Patel
	Title:	General Counsel and Chief Financial Officer
(Principal Financial Officer)

