Form 10-K
period 2026-06-30
AtlasClear Holdings, Inc.
filed 2026-09-24
CIK 1963088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 001-41956

AtlasClear Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-2303797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 West Cypress Street, Suite 270 Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 446-6660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ATCH	NYSE American LLC

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

As of December 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock Market Value held by non-affiliates was approximately $34.6 million.

As of September 22, 2026, there were 151,838,744 shares of our Common Stock issued and outstanding, par value $0.0001 per share.

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

Forward-looking statements are not guarantees of performance, and the absence of these words does not mean that a statement is not forward looking. You should understand that the following important factors could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements herein:

●	our ability to realize the benefits expected from the Business Combination (as defined herein);
●	our ability to complete the acquisition of Commercial Bancorp of Wyoming (“Commercial Bancorp”);
●	our ability to complete the acquisitions of Ark Financial Services, Inc. (“Ark”), the holding company of Dawson James Securities, Inc. (“Dawson James”), or an institutional digital asset business and to realize the anticipated benefits thereof;
●	our ability to successfully integrate our acquisitions, including the proposed acquisitions of Commercial Bancorp and Ark, and to realize the synergies and benefits of such acquisitions;
●	our significant indebtedness and our ability to service such indebtedness;
●	the volatility of the price of our common stock, par value $0.0001 per share (the “Common Stock”) and the possibility that stockholders could incur substantial losses;
●	dilution of our stockholder interests resulting from our issuance of equity securities;
●	the ability to maintain the listing of our Common Stock on the NYSE American LLC (“NYSE”), and the potential liquidity and trading of such securities;
●	our ability to grow and manage growth profitably;
●	our ability to raise financing in the future, if and when needed;
●	our success in retaining or recruiting, or adapting to changes in, our officers, key employees, or directors;
●	our ability to attract and retain our senior management and other highly qualified personnel;
●	our ability to achieve or maintain profitability;
●	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our ability to successfully protect against cybersecurity attacks or breaches, ransomware attacks, and other disruptions to our information technology structure;
●	our ability to successfully compete against other companies;
●	our estimates regarding expenses, future revenue, and needs for additional financing;
●	the effect of economic downturns and political and market conditions beyond our control; and
●	other factors detailed under the section entitled “Risk Factors.”

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

Through our 2024 acquisitions of Wilson-Davis (now known as AtlasClearing, Inc. “AtlasClearing”), a correspondent clearing company, and Quantum FinTech Acquisition Corporation (“Quantum”), and our anticipated acquisition of Commercial Bancorp, a federal reserve member, and our anticipated acquisition of Ark Financial Services, Inc., the holding company of Dawson James, we expect to acquire the capabilities to provide specialized clearing and banking services to financial services firms, with an emphasis on global markets currently underserviced by larger vendors. Once properly integrated, anticipated synergies between Commercial Bancorp, Ark, Quantum, and AtlasClearing are expected to allow for lower cost of capital, higher net interest margins, expanded product development and greater credit extension. We cannot assure you that the Commercial Bancorp acquisition, the Ark acquisition or any other acquisition will be consummated or that, if consummated, any anticipated synergies or benefits will be realized by the Company.

In addition, we believe the AtlasClear Platform is cutting-edge, flexible and scalable. Unlike other companies that are beholden to legacy technology stacks, that may struggle to keep pace with rapidly evolving client and customer expectations in an ever-increasing digital world, we believe our platform is modern, nimble and unencumbered.

Our team is comprised of experienced fintech innovators - a characteristic that we believe drives our corporate culture.

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

Commercial Bancorp Share Purchase Agreement

On February 5, 2026, the Company entered into a share purchase agreement (the “Purchase Agreement”) with Commercial Bancorp, and each of the shareholders of Commercial Bancorp (collectively, the “Sellers”). The Purchase Agreement provides for the Company to acquire (the “CB Acquisition”) from the Sellers all of the outstanding shares (the “Shares”) of common stock of Commercial Bancorp, which is the owner of all of the outstanding stock of Farmers State Bank, a Wyoming state-chartered member bank (the “Bank”), subject to the terms and conditions set forth in the Purchase Agreement. As previously disclosed, the Company had previously entered into an agreement and plan of merger, as amended, to acquire Commercial Bancorp, which agreement has expired in accordance with its terms.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to purchase the Shares from the Sellers for consideration consisting of a combination of cash and shares of Common Stock, with the total amount of consideration to be determined based on (i) each Seller’s election to receive cash, shares of Common Stock, or a combination thereof, (ii) the adjusted book value of the operational portion of the equity capital of Commercial Bancorp as of the closing of the CB Acquisition (the “CB Closing”), determined in accordance with the provisions of the Purchase Agreement (the “ABV”), (iii) the value of the existing building and land comprising the physical location of the Bank (the “Premises”), and (iv) Commercial Bancorp’s net operating loss as reflected on its most recent tax return prior to the CB Closing, multiplied by the maximum corporate federal income tax rate in effect as of the date of the CB Closing (the “NOL Tax Benefit”). Each Seller may elect (the “Election”) to receive an amount equal to any of the following three options: (i) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable one-third in cash and two-thirds in shares of Common Stock; (ii) two times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in cash; or (iii) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in shares of Common Stock. The Company has made an earnest money deposit payment in the amount of $100,000 to Commercial Bancorp, which deposit will be applied to the cash portion of the consideration payable at the CB Closing or, if the CB Closing does not occur under certain circumstances, retained by Commercial Bancorp.

The shares of Common Stock to be issued pursuant to the Purchase Agreement will be valued based on either the closing price of the Common Stock on the date of execution of the Purchase Agreement ($0.23), or on the business day immediately preceding the date of the CB Closing, at each Seller’s option. The Company agreed to file with the Securities Exchange Commission (the “SEC”) a resale registration statement with respect to the shares of Common Stock issuable pursuant to the Purchase Agreement (the “Resale Registration Statement”), which was filed on June 8, 2026.

The obligations of each of the Sellers and the Company under the Purchase Agreement are subject to specified conditions, including, among other matters: (i) the receipt of all required regulatory approvals, (ii) the Resale Registration Statement having been declared effective by the SEC, such that all shares of Common Stock to be issued pursuant to the Purchase Agreement shall be registered for resale and freely tradeable (which occurred on June 17, 2026), (iii) the receipt of certain specified third-party consents, and (iv) the absence of any injunctions being entered into or law being adopted that would make the CB Acquisition illegal.

The Purchase Agreement contains customary representations and warranties of Commercial Bancorp and the Bank, the Sellers and the Company. It also contains customary covenants, including (i) covenants providing for each of the parties to use reasonable best efforts to cause the CB Acquisition to be consummated and to receive all required regulatory approvals, including from the Federal Reserve Board and the Wyoming Division of Banking, (ii) covenants providing for Commercial Bancorp and the Bank to carry on their respective businesses in the ordinary course of business, and to refrain from taking certain actions, during the period between the execution of the Purchase Agreement and the CB Closing, and (iii) granting the Company observation rights with respect to meetings of the boards of directors of Commercial Bancorp and the Bank during the period between the execution of the Purchase Agreement and the CB Closing. Commercial Bancorp, the Bank and the Sellers have also agreed not to initiate, solicit, encourage or otherwise facilitate the making of any proposal or offer relating to alternate transactions or, engage in any discussions or negotiations with respect to alternate transactions.

The Purchase Agreement contains termination rights for each of the Sellers and the Company, including, without limitation, in the event that (i) any governmental entity issues a non-appealable final order denying approval of the CB Acquisition; (ii) the CB Acquisition is not consummated within two years of the execution of the Purchase Agreement, subject to extension under certain circumstances; or (iii) the other party breaches its representations, warranties or covenants under the Purchase Agreement which would give rise to the failure of a closing condition and such breach is not cured within 30-days of receipt of written notice of such breach.

Revenue Sources

We generate revenue through transactional and recurring sources. Transactional revenue is reliant upon customer-driven activity that ultimately results in fees being paid to us. Examples of these are clearing, execution, banking, confirms, and more. Further, we expect to generate recurring revenue streams simply by acting as the custodian of customer assets and customer cash through our anticipated acquisition of Commercial Bancorp, and to generate investment banking, underwriting and brokerage revenue through our anticipated acquisition of Ark Financial Services, Inc., the holding company of Dawson James. Examples of these are platform minimums, asset-based fees, credit and debit balances, securities lending, statements, and account maintenance. Since all revenue generating activities can be tied back to the account, we believe the best proxy for future revenue is the number of customer accounts on our platform.

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

Custody and clearing businesses such as AtlasClearing, which we acquired, and banking businesses such as Commercial Bancorp, which we expect to acquire, are scale-driven businesses with high barriers to entry, including expansive overhead and technology costs, complicated capital and collateral management requirements, and a complex regulatory and legal environment. We believe that legacy providers will not be able to offer our combination of flexibility, speed, execution, and broad asset-class capabilities.

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

ATLASCLEARING

AtlasClearing is a correspondent securities broker-dealer registered with the SEC, licensed in 50 states District of Columbia, and Puerto Rico, and a member in good standing of FINRA. AtlasClearing has operated continuously since it was incorporated as a Utah corporation and obtained its license in December 1968. Effective August 25, 2026, Wilson-Davis was rebranded as AtlasClearing Inc. References in this Annual Report to “Wilson-Davis” or “AtlasClearing” refer to that entity, which now conducts business under the AtlasClearing Inc. name.

AtlasClearing is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. AtlasClearing also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending and margin accounts. During its history, AtlasClearing has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

During the year ended June 30, 2026, revenues from commissions and related vetting fees accounted for approximately 46% and 7%, of total revenue, respectively. During the year ended June 30, 2025, revenues from commissions and related vetting fees accounted for approximately 55% and 13%, of total revenue, respectively. During the year ended June 30, 2026 and 2025, 7% and 13% of commissions respectively, were attributable to AtlasClearing’s securities liquidations of private placement and open market purchased securities for U.S. customers in Canadian traded securities in companies engaged in the legal cannabis industry in Canada and other businesses referred by Canaccord Genuity, a global full-service investment banking firm with principal activities in Canada. During the year ended June 30, 2026 and 2025 revenue from Stock locate fees accounted for approximately 34% and 3%, respectively. The increase in stock locate fees is due to stock locate services being, in effect, an entirely new line of business that the Company implemented and rapidly expanded during the year ended June 30, 2026. Stock locate fees are fees charged to primarily broker-dealers for the confirmation that borrowable shares are available for a proposed short sale.

Canaccord Genuity serves as an investment banker for the placement of securities eligible for resale after the passage of an applicable holding period or other compliance requirements. Canaccord Genuity executes trades for AtlasClearing that are not permitted in the United States. AtlasClearing’s arrangement with Canaccord is to facilitate transactions with Canadian exchanges. The customers that are referred by Canaccord Genuity under a commission sharing arrangement with AtlasClearing open customer cash accounts with AtlasClearing and deposit with the firm their securities that are required to be sold in the Canadian securities markets via an omnibus account that AtlasClearing maintains at a Canadian brokerage firm. AtlasClearing completes vetting of proposed sales, deposits securities in the omnibus account, and executes the customer orders through the omnibus Canadian account. The transaction thereafter is non-cancelable.

AtlasClearing had approximately 4,826 and 4,652 active customer accounts as of June 30, 2026 and 2025, respectively.

AtlasClearing maintains its headquarters in Salt Lake City, Utah. It also has registered representatives who work remotely from California, New York, Arizona, Nevada, Oklahoma, and Florida.

Securities Liquidations

AtlasClearing sells into the trading markets securities that have been acquired by customers through registration or in reliance on exemptions from registration under the Securities Act or corresponding provisions of Canadian provincial securities laws. The liquidation process requires depositing the securities in the customer’s account, obtaining detailed information and supporting documentation regarding the details of the customer’s acquisition of the securities, reviewing the customer’s information and supporting documents by AtlasClearing personnel and outside legal counsel, and if believed appropriate, selling the securities.

AtlasClearing derives revenues, which it calls vetting fees, from fees charged to customers to deposit the securities, review the material submitted, and determine the propriety of the sale as well as commissions on the securities sales.

Transactions in U.S. traded securities are executed in the OTC or other principal market on which the securities are traded. Transactions in Canadian traded securities are executed through a Canadian dealer and settled through AtlasClearing’s omnibus account with a Canadian broker-dealer.

AtlasClearing’s customers predominantly consist of small individual investors or their private family or other closely held entities that frequently and repeatedly purchase securities in private placements.

Clearing Services

As a member of the Depository Trust & Clearing Corporation, or “DTCC,” and the National Securities Clearing Corporation, or “NSCC,” AtlasClearing clears securities transactions through these clearing firms. This includes AtlasClearing’s own transactions and transactions cleared on a fully disclosed basis on behalf of Glendale, as introducing broker.

AtlasClearing generates revenue from the service charges to Glendale for the clearing services provided by AtlasClearing. Under AtlasClearing’s clearing agreement with Glendale Securities, AtlasClearing provides fully disclosed clearing services to Glendale Securities, as introducing broker. Under this agreement, AtlasClearing (i) executes orders for Glendale customers, (ii) settles contracts and transactions in securities, (iii) prepares and distributes transaction confirmations and monthly account statements to Glendale’s customers, (iv) provides back-office services, (v) creates and maintain books and records of all transactions, and (vi) monitors all customer accounts for AML, Federal Reserve Regulation T violations.

The clearing houses through which AtlasClearing clears securities transactions, DTCC and NSCC, require margin deposits in amounts determined by them to mitigate the risk to them of potential losses resulting from transactions that fail to clear for one reason or another. To meet these anticipated contingencies, AtlasClearing maintains a margin deposit at NSCC larger than required. As of June 30, 2026 and 2025, AtlasClearing’s margin deposit at NSCC was $5.0 million and $4.3 million, respectively, which was well over the requirement of $1.0 million and $2.3 million, respectively. DTCC and NSCC have the authority to, and frequently do, require additional margin deposits that must be deposited on the same business day, otherwise, AtlasClearing could face liquidation of the clearing position and damages. AtlasClearing attempts to manage margin call risk exposure by limiting the size of transactions and restricting transactions of securities deemed to be too volatile. However, AtlasClearing cannot control or predict the nature, amount, or timing of additional NSCC margin calls. Margin deposits are generally released within two business days of the transaction trade date.

From time to time during its history, AtlasClearing has cleared transactions on behalf of several introducing brokers.

Fully Paid Stock Lending

Eligible customers of AtlasClearing can lend their fully paid securities to AtlasClearing, which in turn can lend them to other broker-dealers in the industry. AtlasClearing derives revenue from the interest spread between the two legs of the transaction. Stock lending was introduced in 2021 and continues only on a limited basis as operating and compliance systems are refined.

Margin Accounts

AtlasClearing acts as a fully disclosed introducing broker to customer margin accounts that are maintained at another firm under its requirements. As a companion to the fully paid stock lending, AtlasClearing began offering its own margin accounts on a limited basis as operating and compliance systems are refined. Under applicable Federal Reserve Regulation T requirements, AtlasClearing is authorized to extend credit for up to 50% of the cost of new securities purchases. Credit is extended on equities over $5 with average 30-day trading volume of 100,000 shares per day. Margin securities are collateral for the margin loan to the customer. Maintenance of the margin accounts is based on individual securities collateralizing the loan based on the risk tolerance of the firm on each position as determined by senior management. Maintenance requirements generally range from 25% to 60%. Exceptions to the policy may be authorized by senior management. The customer may be required to deposit additional cash or securities collateral if the value of the margin securities fail to meet required amounts. If additional collateral is not deposited as required, AtlasClearing may liquidate the margin position and hold the customer liable for any deficiency.

Market Making

AtlasClearing regularly publishes quotations to purchase or sell securities in inter-dealer quotation services and buys and sells securities for its own account, commonly referred to as market making. AtlasClearing believes that its market making activities principally facilitate obtaining favorable execution terms for the securities liquidation transactions for its customers.

Underwriting

AtlasClearing acts as an underwriter for securities offerings, offers led by AtlasClearing are generally limited to Best Effort underwritings.

Other

On a limited basis, AtlasClearing sells mutual funds and real estate investment trusts or “REIT” securities.

Marketing

AtlasClearing relies on its industry contacts and customer referrals to market its services.

Strategy

AtlasClearing’s strategy is to:

●	expand its principal securities liquidation activities through retail customer marketing;
●	identify and pursue opportunities to provide and securities clearing services to additional broker-dealers, particularly those that deal in micro-cap securities to address needs that AtlasClearing believes are under-served;
●	fully market its recently introduced fully paid stock lending and margin capabilities with existing and potential new customers;
●	participate as agent, and not as principal, in selected at-the-market equity offerings and private placements, including expanded REITs and mutual funds; and
●	broaden its range of services and products to reactivate historical offerings.

AtlasClearing Competition

AtlasClearing encounters intense competition in all aspects of its business and competes for clients directly with many national and regional full service financial services firms, other independent brokerage firms, and other companies offering financial services in the United States, globally, and through the Internet.

AtlasClearing believes its principal direct competitors consist of other firms that liquidate investment and control securities in microcap stocks. This includes firms that clear their own securities transactions and firms that clear transactions through another firm on a fully disclosed basis. AtlasClearing believes that the number of broker-dealers that clear transactions in microcap stocks is declining. The level of customer demand for micro-cap securities liquidations reflects the level of private investment in such securities. AtlasClearing believes that it benefits from its ability to provide clearing services for all kinds of securities.

Competition among firms that clear microcap stocks may be affected by NSCC rules that require firms clearing for other introducing brokers to maintain at least $10.0 million in excess net capital. The failure of any firm, including AtlasClearing, to maintain excess net capital as required by the new rule may limit access of firms liquidating microcap stocks to clearing services.

AtlasClearing does not offer a full array of financial services that may be offered by large, diversified financial services firms. Accordingly, AtlasClearing’s customers typically withdraw proceeds from the liquidation of their securities for other uses, including perhaps deposit with full-service firms. Many of AtlasClearing’s competitors have significantly greater financial, technical, marketing, and other resources than AtlasClearing has. Also, many firms offer discount brokerage services and generally effect transactions at substantially lower commission rates on an “execution only” basis, without offering other services such as financial planning, investment recommendations, and research. Moreover, there is substantial commission discounting by full-service brokerage firms competing for institutional and retail brokerage business.

AtlasClearing believes that a limited number of securities firms liquidate restricted or control microcap stocks. Other firms with greater financial, technical, managerial, and other resources may offer such services, either alone or as adjuncts to other full financial services.

There is significant competition for qualified personnel in the financial services industry. AtlasClearing’s ability to compete effectively depends on attracting, retaining, and motivating qualified operating and supervisory personnel and other revenue-producing or specialized personnel.

Government Regulation

The securities industry, including AtlasClearing’s business, is subject to extensive regulation by the SEC, self-regulatory organizations, or “SROs,” such as FINRA, DTCC, and NSCC, state securities regulators, and other governmental regulatory authorities. The primary purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency administering and enforcing the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to the SROs, principally FINRA. FINRA and other SROs adopt rules, subject to approval by the SEC, that govern their members. SROs, particularly FINRA, conduct periodic detailed examinations of member firms’ operations.

Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. AtlasClearing is registered in 50 states, District of Columbia, and Puerto Rico.

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

Regulation Best Interest, among other things, requires broker-dealers to act in the best interest of retail customers when making a recommendation concerning a securities transaction or investment strategy involving securities, and to identify, disclose, and mitigate or eliminate material conflicts of interest arising from financial incentives associated with such recommendations. Although AtlasClearing, as a matter of policy, does not currently make recommendations concerning a securities transaction or investment strategy involving securities, this rule has imposed new compliance responsibilities and costs, including enhanced disclosures. AtlasClearing cannot assess the full potential costs or risk of Regulation Best Interest.

Several states have adopted or are considering adopting and implementing laws and regulations that would impose a fiduciary duty on broker-dealers under state law. Laws and regulations resulting from this trend may negatively impact AtlasClearing’s results of operations and capital requirements and may result in increased legal, compliance, information technology, and other costs, as well as increased legal risks.

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

The USA PATRIOT Act of 2001 contains AML and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies. Accordingly, AtlasClearing generally must have AML procedures in place, implement specialized employee training programs, designate an AML compliance officer, and be subject to periodic audits by an independent party to test the effectiveness of such compliance. AtlasClearing has established policies, procedures, and systems designed to comply with these regulations.

Under the Bank Secrecy Act (“BSA”), AtlasClearing is required to: develop and maintain internal AML policies, procedures, and controls; maintain and update customer information and conduct ongoing monitoring of customers to identify and report suspicious transactions; undergo independent testing of its compliance with AML laws; and conduct ongoing AML training of appropriate persons. AtlasClearing is further required to maintain procedures for the verification of a customer’s identity. AtlasClearing is also obligated to file confidential suspicious activity reports, or “SARS,” with the Financial Crimes Enforcement Network, or FinCEN, if it detects evidence of any suspicious transaction relevant to a possible violation of AML laws, in addition to transactions in currency of more than $10,000. SARs may need to be required by individual events or a series of apparently related events. SARs require important information in summary form that is sometimes difficult to assemble reliably or quickly. AtlasClearing may be subject to adverse regulatory action if it fails to develop or adhere to appropriate policies and procedures, has deficiencies highlighted by the firm’s independent testing, fails to identify and report suspicious transactions, fails to properly verify customer identities, or fails to file SARs in the manner or timeframe required or preferred by regulators.

Further, the regulations relating to AML compliance policies and procedures are subject to revision, supplementation, or evolving interpretations and application, and it can be difficult to predict how regulators will apply regulations to a given risk or situation. The National Defense Authorization Act (“NDAA”) passed by Congress in 2021 included various changes to the AML regulatory regime.

For example, the NDAA mandated FinCEN to establish an information exchange platform for financial institutions, law enforcement, and national security agencies to share AML information. FinCEN will also revise customer due diligence standards. In addition, the NDAA expanded the scope of BSA violations and increased penalties for BSA violations. When FinCEN passes the customer due diligence and information sharing rules, AtlasClearing could incur substantial additional costs in complying with those rules.

Regulation regarding privacy and data protection continues to increase worldwide and is generally driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. AtlasClearing must comply with applicable global, federal, and state information-related laws and regulations, including, for example, those in the United States, such as the 1999 Gramm-Leach-Bliley Act, SEC Regulation S-P, and the Fair Credit Reporting Act of 1970, as amended.

The SEC and the SROs may conduct administrative proceedings that can result in censure, fine, suspension, or expulsion of a broker-dealer and its supervisors, officers, or employees. AtlasClearing and its personnel have been and are subject to various such disciplinary proceedings. See “Item 3 – Legal Proceedings”.

Net Capital Requirements

AtlasClearing is required under applicable rules of the SEC and FINRA to maintain net capital of at least $250,000. As of June 30, 2026 and 2025, AtlasClearing had net capital, computed in accordance with the applicable detailed calculation requirements, of $14.4 million and $11.2 million, respectively or excess net capital by $14.2 million and $10.9 million, respectively.

As of June 30, 2026 and 2025, AtlasClearing’s net capital included $1,930,000 in subordinated loans. AtlasClearing has not applied to repay these subordinated loans and expects to renew the subordinated loans in the 3rd calendar quarter of 2026.

Failure to maintain the required net capital may subject AtlasClearing to fines, suspension, or expulsion by FINRA, the SEC, and other regulatory bodies and may require its liquidation. There is currently no regulatory requirement to maintain excess net capital. However, as noted above, under recently adopted NSCC rules, effective October 26, 2023, AtlasClearing must maintain excess net capital of at least $10.0 million to continue to clear securities transactions for any broker-dealer on a fully disclosed basis.

Human Capital Resources

ATCH has 3 executive and 2 support full-time employees and 1 consulting executive. AtlasClearing has 46 full-time employees and consultants, consisting of 20 full-time registered representatives, or consultants, 20 full-time operating personnel, and 6 executives and supervisors. No employees or consultants are represented by a collective bargaining agreement. AtlasClearing emphasizes compliance and risk management principles to manage the day-to-day business. In recruiting, training and retaining personnel, AtlasClearing relies on industry training and competitive compensation. AtlasClearing considers its relationship with its employees and consultants to be good.

Facilities

Our principal executive offices are located at 4350 West Cypress Street, Suite 270, Tampa, FL 33607 and our phone number is (727) 446 6660. AtlasClearing’s office is located in Salt Lake City, Utah. AtlasClearing also has registered representatives who work remotely from California, New York, Arizona, Nevada, Oklahoma, and Florida. Following our contemplated acquisition of Commercial Bancorp, we expect to add its facility in Pine Bluffs, Wyoming.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this Item 1A, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following risks, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of our Common Stock or warrants and result in a loss of all or a portion of your investment:

●	We have a short operating history, which makes it difficult to evaluate our business and prospects.
●	We may require substantial funding to finance our operations, but adequate financing may not be available when we need it, on acceptable terms or at all.
●	Uncertain global macro-economic and political conditions could materially and adversely affect our results of operations and financial condition.
●	The loss of key personnel, or failure to attract and retain other highly qualified personnel, could harm our business.
●	The requirement that we repay the Restated Note (as defined below).
●	Restrictive covenants under the Convertible Notes (as defined below) could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
●	We may not be able to complete our proposed acquisitions of Commercial Bancorp, Ark or an institutional digital asset business.
●	If any of our proposed acquisitions are completed, we may experience difficulties in integrating the operations of the acquired companies and in realizing the expected benefits of these transactions.
●	Commercial Bancorp, Ark or any other business, if acquired, may have liabilities that are not known to AtlasClear and the indemnities negotiated in the applicable acquisition agreement may not offer adequate protection.
●	We may in the future make acquisitions, and such acquisitions could disrupt our operations, and may have an adverse effect on our operating results.
●	Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
●	We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers and other key management and technical personnel.
●	AtlasClearing’s liquidation of microcap securities and related activities in the over-the-counter market segment expose it to significant risk.
●	The over-the-counter markets for the microcap securities AtlasClearing liquidates frequently have limited trading volume and volatile trading prices.
●	The penny stock rules limit AtlasClearing’s trading practices.
●	AtlasClearing needs to continue to maintain its excess net capital above the NSCC requirement of $10 million to continue to provide correspondent clearing services for introducing brokers.
●	AtlasClearing is substantially dependent on one principal customer.
●	AtlasClearing customers liquidate securities of smaller reporting companies that have relaxed disclosure obligations.
●	AtlasClearing customers also liquidate securities in companies that do not file SEC reports, so there is very little, if any, reliable data publicly available about them.
●	AtlasClearing is, and may in the future be, subject to significant regulatory enforcement proceedings.
●	AtlasClearing and certain of its personnel are subject to various regulatory disciplinary orders that could be the basis of future regulatory action.
●	AtlasClearing’s procedures, policies, and practices to comply with the comprehensive anti-money laundering regulatory regime may not be sufficient to assure compliance.
●	General, long-term financial and economic conditions and unforeseen events may adversely affect AtlasClearing’s financial condition and results of operations.
●	AtlasClearing may be unable to attract and retain registered representatives and other professional employees.
●	FINRA has adopted rules that impose significant compliance requirements on making investment recommendations to retail customers.
●	AtlasClearing is exposed to credit risk and other risks from customers, market makers, and other counterparties. AtlasClearing faces significant risks in conducting its market making business. Systems and security failures could significantly disrupt AtlasClearing’s business and subject the firm to losses, litigation, and regulatory actions.
●	AtlasClearing relies on numerous external service providers whose failure to provide those services properly may result in significant adverse events.
●	AtlasClearing relies on representations of third parties to ensure compliance with applicable laws and rules. Damage to AtlasClearing’s reputation could adversely impact its business.
●	We are or may be subject to numerous risks relating to the need to comply with data and information privacy laws.
●	We are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow, we will need to expend additional resources to enhance our protection from such risks. Any cyber incident could result in information theft, data corruption, operational disruption, and/or a financial loss that has a material adverse impact on our business and that could subject us to legal claims.

●	Issues in the use of artificial intelligence, including machine learning and computer vision (together, “AI”), in our analytics platforms may result in reputational harm or liability.
●	AtlasClearing is subject to extensive regulation from the SEC and FINRA, and the failure to comply with this regulation can result in significant penalties, fines, liability, and reputational harm.
●	The misconduct of AtlasClearing’s employees could expose the firm to significant legal liability and reputational harm.
●	The proposed CB Acquisition may not be completed on the terms or timeline currently contemplated, or at all, as the parties may be unable to satisfy the conditions or obtain the approvals required to complete the CB Acquisition.
●	Failure to complete the CB Acquisition may hinder the Company from achieving its anticipated business goals, and negatively impact the Company’s share price and its business, prospects, financial condition and results of operations.
●	The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent board members.
●	Stock trading volatility could impact our ability to recruit and retain employees.
●	Our existing indebtedness, and any indebtedness we incur in the future, could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.
●	Future sales of our Common Stock could cause the market price for our Common Stock to decline.
●	An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
●	If we are not able to raise sufficient capital to satisfy our payment obligations under the Convertible Notes, or otherwise restructure the Convertible Notes, and payment of principal and accrued and unpaid interest thereon is demanded by the holders thereof, we will be in default, and may not be able to continue as a going concern.
●	We cannot assure you that we will continue to be able to comply with the continued listing standards of the NYSE American.
●	Terms of our promissory notes may result in likely non-compliance and default.

Risks Related to AtlasClear Holdings’ Business

Unless the context otherwise requires, all references in this section to “we,” “us” or “AtlasClear Holdings” refer to the business of AtlasClear Holdings following the consummation of the Business Combination.

We have a short operating history, which makes it difficult to evaluate our business and prospects.

We have a short operating history, which makes it difficult to evaluate our business and prospects or forecast our future results. In addition, our subsidiary, AtlasClear was formed in March 2022. Prior to such time, AtlasClear had no operations or assets. Upon Closing, AtlasClear received certain intellectual property from Atlas FinTech and Atlas Financial Technologies Corp., acquired the Pacsquare Assets and completed the acquisitions of AtlasClearing. AtlasClear expects to complete CB Acquisition or a similar acquisition, however, we cannot assure you that the CB Acquisition will be completed as anticipated. As a result of these transactions, AtlasClear expects to acquire the capabilities to provide specialized banking and clearing services to other financial services firms. Even if AtlasClear is able to consummate CB Acquisition, we cannot assure you that we will achieve the anticipated synergies and benefits of such transactions, that our service offerings will appeal to our target market of financial services firms, generally with annual revenues up to $1 billion, or that we will achieve our anticipated financial results. If we are not able to complete the CB Acquisition, or if the combined company does not achieve the anticipated operational and financial results, the value of your investment would be materially and adversely affected.

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

The loss of members of our senior management or other key personnel, or failure to attract and retain other highly qualified personnel, could harm our business.

Our future success depends in large part on the continued services of senior management and other key personnel. In particular, we are dependent on the services of John Schaible, our Executive Chairman, Craig Ridenhour, our President, and Sandip Patel, our General Counsel and Chief Financial Officer, each of whom is critical to the future vision and strategic direction of our business. Our senior management and other key personnel are all employed on an at-will basis, which means that their employment could be terminated by us at any time, for any reason, and without notice. Conversely, employees may voluntarily terminate their employment at any time, for any reason, and without notice, and the risk of forfeiting equity incentives and/or losing other employee benefits might not be sufficient incentive for them to remain employed with us. If we lose the services of our senior management, or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel that we need, our business, operating results, and financial condition could be adversely affected.

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

The requirement that we repay all outstanding notes, including the Restated Note, could adversely affect our business plan, liquidity, financial condition, and results of operations.

As discussed below, the Company has sold and issued promissory notes, including the Restated Note and other convertible notes issued under the Securities Purchase Agreements (as defined below) (collectively, the Convertible Notes”). If not converted, we are required to repay principal amounts outstanding under the Convertible Notes, as well as interest thereon. These obligations could have important consequences on our business. In particular, they could:

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

We cannot assure you that we will be successful in making the required payments under the Convertible Notes. If we are unable to make the required cash payments, there could be a default under the Convertible Notes. In such event, or if a default otherwise occurs under the Convertible Notes, including as a result of our failure to comply with the financial or other covenants contained therein:

●	the interest rate payable under the Convertible Notes could be increased, and holders of the Convertible Notes could declare all outstanding principal and interest to be due and payable;
●	the holders of the Restated Note could foreclose against our assets; and/or
●	we could be forced into bankruptcy or liquidation.

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

Risks Related to Our Business Strategy and Industry

If the proposed CB Acquisition is completed, we may experience difficulties in integrating the operations of AtlasClearing and Commercial Bancorp and in realizing the expected benefits of these transactions.

Our success will depend, in part, on the ability of AtlasClear to successfully complete the proposed CB Acquisition, or a similar acquisition, and to realize the anticipated benefits of combining the operations of AtlasClearing and Commercial Bancorp in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees from either company, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to continue relationships with AtlasClearing’s and Commercial Bancorp’s customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transactions or the Business Combination, and could harm the Company’s financial performance. If we are unable to successfully integrate the operations of AtlasClearing and Commercial Bancorp with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, operating efficiencies, synergies and other anticipated benefits resulting from such transactions and the Business Combination, and the Company’s business, results of operations and financial condition could be materially and adversely affected.

We may not be able to successfully consummate the acquisitions of Ark or an institutional digital asset business.

On April 24, 2026, we announced that we had entered into a letter of intent to acquire Ark and its wholly-owned subsidiary, Dawson James Securities, Inc., and on July 22, 2026, we announced that we had amended the letter of intent to acquire Ark and had entered into a letter of intent to acquire an institutional digital asset business. Each of these letters of intent is non-binding, except for certain provisions including exclusivity and confidentiality. The completion of a definitive agreement to acquire either business remains subject to a number of factors, including due diligence satisfactory to us and board approvals by both companies. Although each letter of intent provides that certain provisions are binding on the parties, they do not obligate the parties to consummate the proposed transactions. If definitive agreements are entered into, the closing of each transaction will be subject to various closing conditions, including regulatory approval. There can be no assurance that any definitive agreements will be entered into or that the proposed transactions (or either of them) will be consummated on the terms contemplated by the letters of intent, or at all.

Commercial Bancorp, Ark or any other business we may acquire may have liabilities that are not known to AtlasClear and the indemnities negotiated in the applicable acquisition agreement may not offer adequate protection.

As part of the Broker-Dealer Acquisition Agreement, AtlasClear assumed certain liabilities of AtlasClearing and as part of the Purchase Agreement, AtlasClear expects to assume certain liabilities of Commercial Bancorp if the transaction is consummated. In addition, we expect that any definitive agreements to acquire Ark, the institutional digital asset business or any other business we may seek to acquire will require AtlasClear to assume certain liabilities of the acquired company if the transaction is consummated. There may be liabilities that AtlasClear failed or was unable to discover in the course of performing due diligence investigations into these companies. AtlasClear may also have not correctly assessed the significance of certain liabilities identified in the course of its due diligence. Any such liabilities, individually or in the aggregate, could have a material adverse effect on the combined company’s business, financial condition and results of operations. As we integrate AtlasClearing and, if acquired, Commercial Bancorp, Ark or any other business into our operations, we may learn additional information about the acquired business, such as unknown or contingent liabilities and issues relating to compliance with applicable laws, that could potentially have a materially adverse effect on our business, financial condition and results of operations.

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

Risk Related to AtlasClearing’s Business and Industry

AtlasClearing’s liquidation of microcap securities and related activities in the over-the-counter market segment expose it to significant risk.

AtlasClearing conducts activities, including customer liquidations of restricted and control securities, in microcap securities, which are subject to higher risks than securities traded on national securities exchanges. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade at below $5.00 per share and have a market capitalization of less than $50 million. Microcap securities frequently are issued by smaller reporting companies, which relaxes many of the disclosure obligations applicable to larger companies (see below). Further, trading in such microcap securities requires AtlasClearing to meet heightened customer disclosure obligations for any retail transactions. Because of perceived risks associated with the above factors, AtlasClearing believes it faces heightened regulatory scrutiny from the SEC and the Financial Industry Regulatory Authority (the “FINRA”) and other self-regulatory organizations that require particular attention to compliance measures and supervision.

The over-the-counter markets for the microcap securities AtlasClearing liquidates frequently have limited trading volume and volatile trading prices.

The trading markets for the microcap securities AtlasClearing liquidates frequently have limited trading volume and volatile price fluctuations, which sometimes makes it difficult to fulfill customers’ orders at requested amounts or prices. In addition, because of market conditions, AtlasClearing may restrict the number of shares that a customer or a group of customers may liquidate in a single security to mitigate possible undue market selling pressure or to reduce potential market impact. AtlasClearing may not be successful in detecting market conditions that warrant the above or other trading precautions to meet its compliance obligations. Any such trading limitations may impair AtlasClearing’s competitive position and contribute to customer dissatisfaction.

The penny stock rules limit AtlasClearing’s trading practices.

AtlasClearing must comply with special penny stock rules if it sells such stock to retail customers, as distinguished from other broker-dealers. Although AtlasClearing has a policy of limiting penny stock sales only to other broker-dealers, if AtlasClearing sells penny stocks to retail customers, it must provide purchasers of these stocks with a standardized risk disclosure document prepared by the Commission. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for investors to sell their shares of penny stock. Because of these rules, many brokers choose not to participate in penny stock transactions and there is less trading in penny stocks. Accordingly, investors may not always be able to resell shares of penny stock publicly at times and prices that they feel are appropriate. AtlasClearing cannot assure that any penny stock rules compliance measures that it adopts and implements will be effective.

AtlasClearing needs to continue to maintain its excess net capital above the NSCC requirement of $10 million to continue to provide correspondent clearing services for introducing brokers.

AtlasClearing is subject to amendments of rules adopted by NSCC that require AtlasClearing to have excess net capital of at least $10.0 million as of October 26, 2023 if AtlasClearing clears for an introducing broker. As of June 30, 2026 and 2025, AtlasClearing had net capital of approximately $14.4 million and $11.2 million, respectively. The Company has entered into FINRA-approved subordinated loan agreements totaling $1,930,000. The agreements consist of (i) six legacy subordinated notes totaling $650,000 with current and former officers, directors, and related parties that bear at 5% per annum, and (ii) six subordinated loan agreements totaling $1,280,000 funded in October 2023. The October 2023 subordinated loans were renewed through amendments approved by FINRA and bear interest at 10% per annum, payable quarterly. The amended October 2023 subordinated notes mature in October 2026.

During the year ended June 30, 2026, Glendale, provided $1.4 million or approximately 6.6% of AtlasClearing’s revenues. During the year ended June 30, 2025, Glendale, provided $0.84 million or approximately 6.5% of AtlasClearing revenues. However, the growth of clearing services for introducing broker customers is expected to be a key driver to meet the Company’s future revenue goals. As a result, if we fail to meet the increased capital requirements of NSCC on an ongoing basis, we would be unable to provide clearing services for introducing brokers which could have a material adverse effect on the Company’s revenues in the future.

AtlasClearing customers liquidate securities of smaller reporting companies that have relaxed disclosure obligations.

The microcap securities AtlasClearing customers principally liquidate are issued by smaller reporting companies. The disclosures smaller reporting companies are required to provide in SEC periodic reports are less than those of larger reporting companies. Specifically, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that independent registered public accounting firms provide an attestation on the effectiveness of internal control over financial reporting, and have certain other reduced disclosure obligations in their SEC filings, including being permitted to provide two, rather than three, years of audited financial statements in annual reports. Reduced disclosures in smaller reporting company periodic reports may make it harder for investors to analyze results of operations and financial prospects. AtlasClearing believes that the foregoing contributes to increased volatility and lower trading volume for the securities markets for smaller reporting companies, many of which are microcap securities.

AtlasClearing customers also liquidate securities in companies that do not file SEC reports, so there is very little, if any, reliable data publicly available about them.

In addition to smaller reporting companies, AtlasClearing customers also liquidate securities of companies that are not subject to SEC reporting requirements and thus do not file any periodic reports. Frequently, there is little reliable available public information about the business activities, financial condition or results of operations, management, operating risks, or other material matters about such companies. Many of such companies have only recently been organized, have inadequate financial resources or liquidity and rely on the ongoing sale of stock or borrowings to sustain operations, do not have independent directors, and have engaged in material transactions with related parties. These companies may not have financial statements that have been reviewed by independent auditors. Transactions in the securities of these companies may expose AtlasClearing to liability.

AtlasClearing is, and may in the future be, subject to significant regulatory enforcement proceedings.

In the ordinary course of business, securities broker-dealers such as AtlasClearing are highly regulated and are routinely and frequently examined by the SEC, FINRA, and the securities regulatory authorities of states in which they are licensed or conduct business. Such examinations review a broad ranges of business activities for compliance with the many statutes, rules, regulations, and interpretations governing AtlasClearing’s activities. Examinations by any of the above authorities may lead to enforcement actions that expose AtlasClearing and its personnel to defense costs and potential fines or other sanctions. For example, AtlasClearing has appealed to the SEC an adverse ruling by FINRA’s National Adjudicatory Council, or “NAC,” finding that AtlasClearing had violated FINRA rules respecting short sales, failing to supervise and implement adequate anti money-laundering procedures. NAC had ordered AtlasClearing to pay a $1.265 million fine. Atlas Clearing appealed to the SEC, the SEC affirmed the findings but sent the matter back to the NAC to reconsider the appropriate sanctions. On July 10, 2025 the NAC reduced the fines to an aggregate of $490,000. The Company made a timely appeal to the SEC to hear the case. Pursuant to FINRA Rules, the Company’s timely appeal of the decision to the SEC deferred the effectiveness of the findings and sanctions. AtlasClearing established a $100,000 contingency reserve in the year ended June 30, 2021, for this litigation contingence, but cannot assure that this amount is adequate to cover any penalty determined on appeal. The amount of the fine and disgorgement by which a final judgment exceeds the contingency reserve amount would reduce AtlasClearing’s excess capital. In addition to the payment of defense costs and potential fines or other sanctions associated with enforcement actions, customers may assert claims against AtlasClearing or its personnel in legal suits or arbitration proceedings.

AtlasClearing and certain of its personnel are subject to various regulatory disciplinary orders that could be the basis of future regulatory action.

AtlasClearing is subject to previous disciplinary orders by FINRA and the SEC which, by their terms, do not expire. FINRA and the SEC can impose special supervision and compliance measures and may increase future regulatory scrutiny. In July 2019, FINRA initiated an enforcement proceeding against AtlasClearing, certain former principals of AtlasClearing, and a former registered representative/trader alleging that the firm and the registered representative manipulated the market of a designated security, responsible supervisory personnel failed to establish and maintain appropriate supervisory procedures, the firm and a former principal failed to implement and maintain appropriate anti-money laundering procedures, and provided inaccurate documents to FINRA staff (the “2019 FINRA Action”). AtlasClearing and its former principals agreed to settle the matter, without admitting or denying the allegations respecting supervision, anti-money laundering, and documentation in July 2021 by consenting to an order under which the firm was censured and paid a $500,000 monetary penalty, one former principal was suspended in all capacities for 90 days, that principal and two other former principals were suspended for two years, and the firm was required to undertake certain compliance and remediation efforts. The firm promptly paid the fine and timely completed the required compliance and remediation efforts. In connection with the resolution of some matters, AtlasClearing engaged qualified consultants to recommend specific compliance procedures and has implemented such required compliance enhancements. AtlasClearing believes it has fully complied with all sanctions related to the July 2019 complaint. Previously, in December 2016, FINRA filed a complaint against AtlasClearing asserting potential violations of several securities laws and regulations, regarding supervision, anti-money-laundering, and Regulation SHO speculation prohibitions (the “2016 FINRA Action”). AtlasClearing denied the allegations and FINRA-imposed sanctions have been stayed pending appeal.

AtlasClearing’s procedures, policies, and practices to comply with the comprehensive anti-money laundering regulatory regime may not be sufficient to assure compliance.

AtlasClearing is subject to comprehensive anti-money laundering (“AML”) laws, regulations, and interpretations that apply to its activities under the Bank Secrecy Act. The AML regulatory regime covers a wide range of activities, including trading activities, securities liquidations and other transactions, funds and securities transfers, the opening of customer accounts, customer interactions, and other activities.

In July 2019, FINRA censured AtlasClearing and assessed a $500,000 fine for violations, among others, of applicable AML rules. Further, AtlasClearing engaged an independent consultant to help develop and implement new comprehensive policies and procedures designed to comply with applicable AML requirements. AtlasClearing has completed this process but cannot assure that its new policies and procedures will in fact be adequate to assure AML compliance in practice. This enforcement proceeding and the related implementation of new AML policies and procedures may have heightened regulatory scrutiny of AtlasClearing. Regulatory authorities may consider AtlasClearing’s previous discipline as warranting increased sanctions in any subsequent enforcement proceeding finding AML violations.

Although AtlasClearing expends significant time and financial resources to monitor and investigate potential AML issues, AtlasClearing’s resources, technologies, personnel, and fraud detection tools may be insufficient to accurately detect and prevent such activities. Significant increases in fraudulent or illegal activities could negatively impact AtlasClearing’s reputation and reduce the trading volume through the firm. Any misbehavior of or violation by AtlasClearing’s customers may also lead to regulatory investigations into the firm. Further, although AtlasClearing may ultimately conclude that no fraud or money laundering exists, regulatory authorities may disagree that the red flags pointed towards such a conclusion and may impose various penalties without needing to point to any evidence of fraud or money laundering. Any such penalties could significantly harm the financial condition and results of operations of AtlasClearing.

AtlasClearing cannot predict the duration or severity of economic conditions that may adversely affect its results of operations.

AtlasClearing’s revenue and profitability had been adversely affected by general downturns in the securities markets since early 2022, resulting from rising inflation, increased interest rates, the lingering economic effects of the COVID-19 pandemic, the military conflict in Ukraine and Israel, Hamas’ attack on Israel and the ensuing war and other factors. AtlasClearing cannot predict the duration or severity of downturns of the securities markets or the economic and other factors that contribute to these market conditions.

General, long-term financial and economic conditions and unforeseen events may adversely affect AtlasClearing’s financial condition and results of operations.

In addition to the previous and current securities markets and economic challenges, previous long-term market downturns, economic depressions and unforeseen events, such as the COVID-19 pandemic, have had an adverse impact on AtlasClearing’s business. Although AtlasClearing has established a disaster recovery plan, there is no guarantee that it could operate without disruption in the event a disaster were to occur. The occurrence of various unforeseeable events such as natural disasters, pandemics, terrorism and acts of war, could result in fewer customer orders and, as a result, decreased commissions and revenue, resulting in a significant impact on AtlasClearing’s ability to conduct business and adversely affecting its results of operations and financial condition.

AtlasClearing may be unable to attract and retain registered representatives and other professional employees.

There is intense competition for experienced registered representatives with a knowledge of over-the-counter markets and a large customer network. Further, many customers may be more loyal to individual representatives than to the firm itself. If AtlasClearing is unable to attract and retain the services of registered representatives, the firm may be unable to maintain or expand its customer base or may be unable to effectively manage the volume of orders it executes and clears. Likewise, AtlasClearing relies upon financial and compliance professionals who are not registered representatives but who perform important services to the firm. If AtlasClearing is unable to attract and retain such professionals, it may be unable to stay compliant in an increasingly complex regulatory environment. Further, the number of young professionals entering the broker-dealer industry has declined over time and AtlasClearing’s inability to hire young professionals, particularly in light of the average age of AtlasClearing’s existing professionals, may adversely impact its ability to retain or expand its customer base.

FINRA has adopted rules that impose significant compliance requirements on making investment recommendations to retail customers.

AtlasClearing policy is to not recommend investments to its customers. However, AtlasClearing cannot assure you that its policy of not making recommendations to customers will be observed in all cases or that any investment recommendation rules compliance measures that AtlasClearing adopts and implements will be effective. Breaches of AtlasClearing’s policy could expose AtlasClearing to regulatory enforcement and to liability from its customers.

AtlasClearing faces significant competition from other brokers and clearing firms.

The broker-dealer and clearing firm industries are dominated by a small number of very large broker-dealers and clearing firms and a number of smaller self-clearing firms and clearing firms that clear for small introducing brokers clearing microcap securities transactions. AtlasClearing continues to compete with larger firms that have greater financial resources, vast customer networks, diverse business lines, household name recognition, large-scale marketing campaigns, and established relationships with regulatory and legislative institutions. Further, the firm’s competitors are comparatively less impacted by adverse regulatory actions and rulemaking than AtlasClearing as a smaller firm, including impacts of net capital and margin calls imposed by NSCC. If AtlasClearing does provide new products and services, doing so may require substantial expenditures and take considerable time. If AtlasClearing fails to innovate and deliver products and services quickly enough as compared to its competitors, it might fail to attract and retain customers.

AtlasClearing is exposed to credit risk and other risks from customers, market makers, and other counterparties.

AtlasClearing is exposed to the risk that third parties that owe the firm money, securities, or other assets will not perform their obligations. These parties include other clearing firms, broker-dealers, customers, clearing houses, exchanges, and other financial intermediaries. Such parties may default on their obligations owed to AtlasClearing due to bankruptcy, lack of liquidity, operational failure, or other reasons. For example, AtlasClearing permits certain clients to purchase securities on a margin basis. These transactions may be collateralized by the customer’s cash and securities. If customers are unable to cover their short position or repay the credit extended by AtlasClearing, the firm may incur a loss if it liquidates the customer’s collateral at market rates. Those risks may be particularly great during periods of rapidly declining markets in which the value of the collateral held by AtlasClearing may fall below the amount of a customer’s indebtedness.

NSCC requires daily cash deposits on unsettled trades, those between trade date and settlement date. In some cases, the deposit may be an amount that is significantly in excess of the value of the trade itself. NSCC also may require intraday deposits that must be met in only a few hours or less. If the cash to make these deposits is not available, NSCC may impose penalties that could be severe, such as revoking membership or restricting correspondent clearing, either of which would have a significant negative impact on the business. Although AtlasClearing imposes limits on the size of some trades as a risk management procedure, it is not always possible to determine in advance the size of the deposit requirements.

Additionally, if AtlasClearing fails to adequately monitor its customers’ accounts and certain business reorganizations are not timely or properly updated on its system, such failure could lead to severe losses. For example, if when undertaking a reverse stock split, a customer sells the previous amount of shares at the new share price, it would result in a severe loss, which has resulted in some broker-dealers going out of business. Although AtlasClearing’s procedure is to put a freeze on trading for companies that are in the process of a reorganization in advance of the effective date of such reorganization, if AtlasClearing is not aware of the pending reorganization or fails to adequately update its system, any improper sales could significantly harm the results of operations of AtlasClearing.

AtlasClearing faces significant risks in conducting its market making business.

AtlasClearing faces various risks relating to making markets in microcap securities. The regulations relating to market making are complex and subject to a significant breadth of regulatory interpretation, resulting in inconsistent and unpredictable enforcement of applicable law. If the firm acts in a manner that a regulator perceives to be inconsistent with applicable law, the firm may be subject to costly penalties and sanctions. Regulatory scrutiny of AtlasClearing’s market making activities may have increased because of AtlasClearing’s previous sanctions for short sale compliance deficiencies.

Systems and security failures could significantly disrupt AtlasClearing’s business and subject the firm to losses, litigation, and regulatory actions.

AtlasClearing’s business depends on its ability to execute large volumes of transactions for its own customers and to clear large volumes of transactions for introducing broker-dealers. The firm relies heavily on its communications systems and on stable and functioning Internet, mobile devices, and computer systems, all of which are subject to internal and external security vulnerabilities. Those vulnerabilities include disruptions from natural disasters, power and service outages, interruptions or losses, software bugs, cybersecurity attacks, computer viruses, malware, phishing, unauthorized entry, and other similar events. Further, AtlasClearing is reliant on numerous service providers that may themselves have insufficient security measures that AtlasClearing cannot effectively monitor. Although AtlasClearing generally has agreements, policies, and procedures relating to cybersecurity and data privacy in place with third-party service providers, security breaches may still occur. Vulnerabilities with AtlasClearing and third-party systems may result in, for example, the inability of AtlasClearing to conduct its business, the theft or ransom of AtlasClearing property, or the unauthorized disclosure of confidential customer information or the proprietary or confidential data of AtlasClearing and its supervised persons. Unauthorized disclosures may in turn result in reputational damage, regulatory action, and civil suits, and may further require AtlasClearing to expend significant additional resources to modify its protective measures, to investigate and remediate vulnerabilities, and to defend against legal and regulatory claims. Such events may also result in uninsured liability and the firm being subject to increased regulatory scrutiny and legal liabilities. AtlasClearing may be unable to receive reimbursement from third-party service providers in the event of a security incident but may still be subject to adverse regulatory action if the firm is held responsible for security failures attributed to its vendors.

AtlasClearing also faces risks relating to mistakes made in recoding, accounting for, confirming, and settling transactions. AtlasClearing also faces risks relating to software and internet malfunctions. Any such malfunction or depletion of functionality could result in AtlasClearing’s inability to execute trade orders, adverse operational and regulatory action, and reputational damage. AtlasClearing’s board oversees cybersecurity risk management and controls, including appropriate risk mitigation strategies, systems, processes, and controls. This oversight involves reviewing an annual cybersecurity report from the firm’s chief information security officer, with whom the board maintains an ongoing dialog on current strategies, systems, processes, controls and possible needs for additional processes and controls to keep current with the latest threats.

AtlasClearing relies on numerous external service providers whose failure to provide those services properly may result in significant adverse events.

AtlasClearing relies on numerous third-party service providers, including communication systems providers, regulatory services providers, clearing systems, exchange systems, banking systems, and market information providers. If the provision of services by these third parties is interrupted or terminated, AtlasClearing may be unable to conduct its business effectively, including by being unable to accept receipt of securities or funds or to provide information regarding stock trades. For example, the firm relies heavily on websites and software provided by or relating to OTC Markets. Any disruption to those websites or services could result in a significant reduction of orders received from the firm’s customers and even a cessation of the firm’s business activities.

AtlasClearing relies on representations of third parties to ensure compliance with applicable laws and rules.

AtlasClearing is required to comply with various securities laws and apply a compliance program designed to detect and prevent various kinds of illegality and misconduct, including fraud, money laundering, and the unregistered sale of securities. In applying its compliance program, the firm relies on various customer and other third-party representations. Inaccurate or incomplete representations or information could result in adverse consequences for the firm. For example, before liquidating restricted securities, AtlasClearing is required to conduct a reasonable investigation of facts supporting an exemption from registration of the securities. Such reasonable investigation may not reveal whether the proposed liquidation is in fact exempt from registration or may involve other illegal activity by others, including AtlasClearing’s customer. Any enforcement investigation or action relating to issuers or their affiliates may subsequently encompass AtlasClearing, which could require the firm to incur costs of defense and expose it to fines and other sanctions. Similarly, in making a market in securities, AtlasClearing frequently relies on exemption from certain requirements that depend in part on conclusions of third parties. If those third-party conclusions are incorrect, AtlasClearing could be subject to regulatory sanctions.

Damage to AtlasClearing’s reputation could adversely impact its business.

AtlasClearing’s reputation is critical to its ability to attract and retain customers that use AtlasClearing’s brokerage services and current and prospective introducing brokers that use or may use AtlasClearing’s clearing services. The perceived inability of AtlasClearing or its supervised persons to operate the firm’s business efficiently, securely, and in compliance with applicable law may adversely harm its business.

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

AtlasClearing is subject to extensive regulation from the SEC and FINRA, and the failure to comply with this regulation can result in significant penalties, fines, liability, and reputational harm.

As a broker-dealer and clearing firm, AtlasClearing is subject to extensive regulation by the SEC as well as self-regulatory organizations, particularly FINRA. Statutes, rules, and related interpretations can change rapidly, and the cost of remaining compliant with applicable regulations is costly. The SEC and FINRA have comprehensive examination and monitoring practices, which have resulted in previous regulatory actions against AtlasClearing and certain of its personnel. AtlasClearing is subject to periodic examinations from the SEC and FINRA. Any finding of violation of any applicable regulation may result in formal administrative or judicial proceedings that subject AtlasClearing to costly settlement agreements, censure, fines, civil penalties, cease-and-desist orders, termination or suspension of broker-dealer activities, and suspension or disqualification of supervised persons.

AtlasClearing and its supervised persons have been previously subject to various sanctions. The imposition of compliance sanctions may have a material adverse effect on AtlasClearing’s operating results and financial condition, including the expulsion of the firm from the industry. AtlasClearing expends significant time and financial resources to address compliance concerns of regulators, communicate with regulators, contest preliminary examination conclusions with which AtlasClearing disagrees, and defend against regulatory action.

The misconduct of AtlasClearing’s employees could expose the firm to significant legal liability and reputational harm.

AtlasClearing employees may violate AtlasClearing’s written supervisory procedures or engage in other unlawful activities, which could expose AtlasClearing to regulatory action, sanctions or damage to its reputation. Improper activity by employees may expose AtlasClearing to regulatory action for failing to supervise its employees. AtlasClearing’s compliance measures to detect and prevent employee misconduct may not be effective or deemed adequate by regulatory authorities.

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

Risks Relating to the Proposed Acquisition of Commercial Bancorp

The proposed CB Acquisition may not be completed on the terms or timeline currently contemplated, or at all, as the parties may be unable to satisfy the conditions or obtain the approvals required to complete the CB Acquisition.

Completion of the CB Acquisition is subject to certain customary conditions, including, among other things, (i) approval by the stockholders of Commercial Bancorp, Commercial Bancorp’s wholly-owned subsidiary Farmers State Bank (“FSB”), AtlasClear and the Company, (ii) receipt of certain regulatory approvals, and (iii) the prior completion of the Business Combination. We cannot assure you that these conditions will be fulfilled or that the CB Acquisition will be completed on the terms or timeline currently contemplated, or at all. The Federal Reserve and the Wyoming Division of Banking may not approve the CB Acquisition, may impose conditions to the approval of the CB Acquisition or require changes to the terms of the CB Acquisition. Any such conditions or changes could have the effect of delaying completion of the CB Acquisition, imposing costs on AtlasClear and the Company or limiting the Company’s revenues following the CB Acquisition or otherwise reducing the anticipated benefits of the CB Acquisition. In addition, AtlasClear and Commercial Bancorp can mutually agree at any time prior to the effective time of the CB Acquisition to terminate the Purchase Agreement, even after the approval by Commercial Bancorp’s shareholders of the CB Acquisition. AtlasClear and Commercial Bancorp may also terminate the Purchase Agreement in the event of breach of the agreement as specified in the Purchase Agreement.

Failure to complete the CB Acquisiton may hinder the Company from achieving its anticipated business goals, and negatively impact the Company’s share price and its business, prospects, financial condition and results of operations.

Through the acquisition of AtlasClearing and the proposed acquisition of Commercial Bancorp, a federal reserve member, the Company expects to acquire the capabilities to provide specialized clearing and banking services to financial services firms, with an emphasis on global markets currently underserviced by larger vendors. If the Company is able to complete the CB Acquisition, once properly integrated, anticipated synergies between Commercial Bancorp and AtlasClearing are expected to allow for lower cost of capital, higher net interest margins, expanded product development and greater credit extension. Management considered the importance of the CB Acquisition to the overall success of the combined company and determined that such acquisition is not critical. While AtlasClear needs an institution that can carry funds greater than FDIC insurance limits, this can be any FDIC institution that can hold funds of the qualified accounts (profit sharing and IRA). Furthermore, AtlasClear does not believe that the income that Commercial Bancorp is expected to contribute to the combined company will be material. Although AtlasClear believes that Commercial Bancorp can be replaced with a substantially similar alternative acquisition, if needed, this would require the Company to expend additional time and resources to identify and consummate such similar alternative acquisition. In addition, it is possible that AtlasClear will not be able to successfully acquire an alternative FDIC institution for any number of reasons, including the factors that create substantial uncertainty regarding the ability to complete the CB Acquisition. For example, assuming AtlasClear is able to identify a suitable alternative acquisition candidate that is willing to sell to AtlasClear on terms that the parties agree upon, such transaction may not receive required regulatory approval or other closing conditions may not be satisfied. For example, the Federal Reserve and/or any applicable state banking regulatory authority may not approve any such proposed alternative acquisition, may impose conditions to the approval of such alternative acquisition or require changes to the terms of the proposed transaction. Any such conditions or changes could have the effect of delaying completion of the transaction, imposing costs on AtlasClear and the Company or limiting the Company’s revenues following the transaction or otherwise reducing the anticipated benefits of the transaction. If the CB Acquisition or an alternative acquisition is not consummated, without a Federal Reserve member bank as part of its future business, the Company may not be able to realize these anticipated business goals in the anticipated timeframe, or at all. In particular, the Company may not be able to attract as many, or the pedigree of, customers it anticipates without an FDIC institution. Without an FDIC institution, the Company may face greater risk of trade fails and inferior real-time cash management, and may not be able to maximize net interest margins or sweep deposits to an institution owned by the Company. In addition, if the CB Acquisition is not completed, the price of our Common Stock may decline to the extent that its then current market price reflects a market assumption that the CB Acquisition will be completed or it may decline due to a market perception that the CB Acquisition was not completed due to an adverse change in the Company’s business. Furthermore, the Company may experience negative reactions from its stockholders, customers and/or other persons with whom it has a business relationship. In addition, some costs related to the CB Acquisition, such as legal, accounting and financial advisory fees, must be paid by AtlasClear, and, following the Business Combination, the Company, even if the CB Acquisition is not completed. Furthermore, AtlasClear has expended, and the Company’s management will have expended, valuable time and resources to matters relating to the CB Acquisition that could otherwise have been devoted to other beneficial activities for the Company. As a result of all the foregoing, failure to complete the CB Acquisition may negatively impact the Company and its business, prospects, financial condition and results of operations.

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

Risks Related to Our Operations as a Public Company

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent board members.

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly now that we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

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

As a public company trading on the NYSE American, we are subject to significant requirements for enhanced financial reporting and internal controls.

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

Matters impacting our internal controls may cause us to be unable to report our financial information in an accurate manner or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NYSE rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our Common Stock.29

If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our Company and materially and adversely affect our business and operating results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. As previously reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, management determined that our internal control over financial reporting and our disclosure controls and procedures were not effective due to a material weakness relating to the technical review and disclosures surrounding complex financial instruments, merger agreements, and related going concern assessments.

During the fiscal year ended June 30, 2026, management implemented a formal remediation plan to enhance our internal controls over accounting for complex transactions. Specifically, management (i) established formal, standardized control activities requiring pre-closing accounting evaluation for complex and equity-linked transactions, (ii) implemented protocols requiring the retention and direct engagement of qualified external third-party technical accounting advisors, and (iii) expanded technical accounting research resources and strengthened internal review protocols prior to financial statement authorization. Based on management’s assessment using the criteria set forth in the COSO (2013) framework, management concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of June 30, 2026, and that this material weakness was fully remediated.

While we have remediated this material weakness, the process of maintaining an effective system of internal controls is a continuous effort. If we identify new material weaknesses or control deficiencies in future periods, such weaknesses could limit our ability to prevent or detect misstatements, prevent us from maintaining compliance with SEC periodic reporting rules and NYSE American listing standards, cause investors to lose confidence in our financial reporting, and lead to a decline in our stock price. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses or control deficiencies.

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

Our Charter contains provisions to limit the ability of others to acquire control of the Company or cause it to engage in change-of-control transactions, including, among other things:

●	provisions that authorize its board of directors, without action by its stockholders, to issue additional shares of Common Stock and preferred stock with preferential rights determined by its board of directors; and
●	provisions that permit only a majority of its board of directors, the chairperson of the board of directors or the executive chairman to call stockholder meetings and therefore do not permit stockholders to call special meetings of the stockholders.

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

We had 151,838,744  shares of Class A common stock outstanding as of September 22, 2026. We have filed registration statements registering the resale of a significant number of shares of our common stock, as well as a “shelf” registration statement allowing us to issue a significant number of newly-issued shares. The Company’s stockholders may sell our common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the trading price of our common stock or putting significant downward pressure on the price of our common stock.

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

Issuances of shares of Common Stock pursuant to conversion of any amounts under the Restated Note, the exercise of the warrants included in the Units sold in the October 2025 financing the Company’s securities purchase agreements or pursuant to acquisition agreements (including the Purchase Agreement), have resulted and would continue to result in substantial dilution of our stockholders and have had and may continue to have a negative impact on the market price of our Common Stock.

In connection with the Closing, AtlasClear Holdings entered into the Broker-Dealer Acquisition Agreement and other notes to settle accrued expenses and obligations. Many of our outstanding notes are convertible into shares of our Common Stock, at various conversion prices (which may be reduced under certain circumstances). The issuance of any of these shares will dilute our other equity holders, which could cause the price of our Common Stock to decline.

In addition, in October 2025 the Company issued the Restated Note to Funicular and sold Units consisting of shares of Common Stock and warrants. The Restated Note is convertible into, and the warrants included in the Units are exercisable for, shares of Common Stock at conversion and exercise prices that are subject to adjustment, and the issuance of shares of Common Stock upon such conversion or exercise would result in additional dilution to our stockholders. The warrants were valued using a Black-Scholes option pricing model, and changes in the assumptions underlying that valuation may result in additional charges to our results of operations.

On August 4, 2025, the Company entered into a securities purchase agreement (“August Securities Purchase Agreement”) with an institutional investor under which the Company agreed to issue and sell, in a private placement, Series A convertible debentures (a “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears 10% interest and, following an amendment entered into in September 2026,matures on February 3, 2027. The holder is entitled to convert the unpaid face amount of this Debenture, plus accrued interest and penalties, at any time, at $0.15 per share. If, at any time prior to maturity, the Company receives financing from a third party (excluding the holder), the Company is required to pay to the holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the holder, 100% of the proceeds raised from the third party until such time as the face amount of the Debenture has been paid in full.

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

In the event we are not able to raise sufficient capital to pay our Convertible Notes, (or any other financial obligation) when due, or otherwise restructure the same, and payment of principal and accrued interest thereon is demanded by the holders thereof, we will be in default, and may not be able to continue as a going concern. In the past, we have not timely satisfied certain payment obligations under our outstanding notes. Although none of the holders of such notes have elected to pursue remedies against us, we cannot assure you that they will not do so in the future. The institution of collection actions could have a material adverse effect on our business and could force us to seek relief through insolvency or other proceedings. On each interest payment date of the Restated Note, the accrued and unpaid interest shall, at the election of the Company in its sole discretion, be either paid in cash or paid in-kind by increasing the principal amount of the Restated Note. In the event of an Event of Default (as defined in the Restated Note), in addition to Funicular’s other rights and remedies, the interest rate would increase to 14% per annum.

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

In connection with the Business Combination, 10,062,500 public warrants (the “Public Warrants”) and 5,553,125 private placement warrants (the “Private Warrants” and collectively, the “Warrants”) became exercisable to purchase our Common Stock, each exercisable to purchase one share of our Common Stock at $689.86 per share. Such Warrants, when and if exercised, will increase the number of issued and outstanding shares of Common Stock and may reduce the value of the Common Stock.

The exercise of Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Stock and the spread between the exercise price of the Warrant and the price of our Common Stock at the time of exercise. For example, to the extent that the price of our Common Stock exceeds $689.86 per share, it is more likely that holders of our Warrants will exercise their warrants. If the price of our Common Stock is less than $689.86 per share, we believe it is much less likely that such holders will exercise their warrants. On September 21, 2026, the closing price of the Common Stock as reported by the NYSE American was $0.1958   per share, which price was less than the $689.86 per share exercise price of the Private Warrants. We cannot assure you that our Warrants will be in the money after the date of this report and prior to their expiration. Quantum Ventures and its distributees have the option to exercise the Private Warrants on a cashless basis. Holders of public warrants may generally only exercise such warrants for cash, subject to very limited exceptions in certain circumstances as provided for in the Warrant Agreement relating to the warrants.

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

As of September 22, 2026, we had a total of 151,838,744 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan or any earnout shares that may be issued in the future, and (ii) assuming no exercise of the outstanding Warrants. All shares currently held by public stockholders and all of the shares issued in the Business Combination to former AtlasClear’s stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144), including our directors, executive officers and other affiliates.

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

We are a “smaller reporting company” within the meaning of the Securities Act, and if we continue to take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are a “smaller reporting company” within the meaning of the Securities Act, as modified by the JOBS Act. We may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find securities issued by us less attractive because we elect to rely on these exemptions. If some investors find those securities less attractive as a result of its reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information about the cybersecurity risks we face, see “We are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow, we will need to expend additional resources to enhance our protection from such risks. Any cyber incident could result in information theft, data corruption, operational disruption, and/or a financial loss that has a material adverse impact on our business and that could subject us to legal claims” in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Item 2. Properties

The Company maintains its principal executive offices at 4350 West Cypress Street, Suite 270 Tampa, FL, 33607 and a satellite office on 1745 Shea Center Dr Ste 467, Highlands Ranch, CO 80129. Our facilities, which are leased, are adequate to meet our current needs though we intend to procure additional space in the future, if and as necessary, as we continue to add employees and expand our business.

Item 3. Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. Other than as disclosed in Note 11, we are not presently a party to any legal proceedings that are expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently listed on NYSE American under the symbol “ATCH.” Our Public Warrants trade on the over-the-counter (“OTC”) market under the symbol “ATCHW.”

Holders

As of September 22, 2026, there were 256 holders of record of our Common Stock, and 46 holders of record of our warrants. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

We have not paid any cash dividends on our Common Stock to date. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

Not applicable.

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

Through our subsidiary AtlasClearing (formerly Wilson-Davis), a correspondent clearing company, and the anticipated CB Acquisition, we provide specialized clearing and banking services to financial services firms, with an emphasis on global markets currently underserviced by larger vendors. Once properly integrated, anticipated synergies between Commercial Bancorp, if acquired, and AtlasClearing are expected to allow for lower cost of capital, higher net interest margins, expanded product development and greater credit extension.

AtlasClearing

AtlasClearing is a correspondent securities broker-dealer registered with the SEC, licensed in 50 states, District of Columbia, and Puerto Rico, and is a member in good standing of FINRA. AtlasClearing derives revenue principally from commissions charged on the liquidation of restricted and control microcap securities, vetting, and clearing service fees charged to introducing brokers for which AtlasClearing clears transactions on a fully disclosed basis, and other financial service fees. Commissions are earned by executing transactions for customers. Vetting fee revenues are earned when AtlasClearing vests stock the customers want to bring into their accounts. Clearing fees are earned by clearing transactions for Glendale Securities, as introducing broker on a fully disclosed basis, pursuant to a clearing agreement with Glendale Securities.

Key Factors Impacting AtlasClearing’s Business

AtlasClearing’s business and results of operations have been, and will continue to be, affected by numerous factors and trends, which AtlasClearing believes include those discussed in the section titled “Risk Factors” of the Annual Report.

●	Liquidity. As a clearing broker-dealer in the U.S., AtlasClearing is subject to cash deposit requirements with clearing organizations, brokers, and banks that may be large in relation to its total liquid assets.
●	Growth of Customer Base. AtlasClearing’s growth requires continued use of its services by new customers.
●	Expanding AtlasClearing’s Relationship with Existing Customers. AtlasClearing’s ability to expand its relationship with its existing customers will be an important contributor to its long-term growth.
●	Market Trends. As financial markets grow and contract, AtlasClearing’s customers’ behaviors are affected. AtlasClearing’s revenue and profitability can be affected by general downturns in the securities markets, resulting from factors such as increased inflation, increased interest rates and other factors.

Debenture

On August 4, 2025, the Company entered into the August Securities Purchase Agreement with an institutional investor controlled by one of our directors, under which the Company agreed to issue and sell, in a private placement, a Series A convertible debentures (the “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears 10% interest and originally was to mature on August 3, 2026. Pursuant to an amendment entered into on September 11, 2026, the maturity date was extended to February 3, 2027. The holder is entitled to convert the unpaid principal amount of the Debenture, plus accrued interest and penalties, any time, at $0.15 per share. If, at any time prior to maturity, the Company receives financing from third party (excluding the Holder), the Company is required to pay to the Holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the Holder, one hundred percent (100%) of the proceeds raised from the third party until such time as the face amount of the Debenture has been paid in full.

Convertible Notes

On September 16, 2025, September 19, 2025 and September 23, 2025, the Company entered into separate securities purchase agreements (each, a “September-Securities Purchase Agreement”) with certain institutional investors under which the Company agreed to issue and sell, in a private placement, convertible promissory notes (each, a “Convertible Note” and collectively, the “Convertible Notes”) for an aggregate principal amount of $6,000,000, for a gross purchase price of $5,000,000, reflecting a 20% original issue discount, before fees and other expenses. The Convertible Notes did not bear interest, and were to mature on the earlier of six-months from issuance or the date that the Company completes a Qualified Financing (meaning an issuance and sale of capital stock raising gross proceeds of at least $10 million, as defined in the Notes). The Convertible Notes were convertible into equity, at each holder’s option, at the closing of a Qualified Financing, at the same per share price as the securities sold in the Qualified Financing. The Convertible Notes were subject to customary events of default and related remedies. In October 2025, upon the consummation of the transactions contemplated by the Equity SPA (as defined below), $4.15 million payable by the Company under the Convertible Notes was converted into Units (as defined below), and the remaining balance of the Convertible Notes was paid in full.

Convertible Note Financing

On October 8, 2025, the Company entered into an amended and restated securities purchase agreement (the “Restated SPA”) with Funicular Funds, LP (“Funicular”), which amended and restated in its entirety the securities purchase agreement, dated February 9, 2024, pursuant to which the Company had issued and sold to Funicular, in a private placement, a secured convertible note in the original principal amount of $6,000,000 (the “Funicular Note”). Pursuant to the Restated SPA, the Company issued and sold to Funicular, for a purchase price of $10,000,000, an amended and restated convertible promissory note, dated October 8, 2025 (the “Restated Note”), which amends and restates the Funicular Note in its entirety. The principal amount of the Restated Note is $10,097,782, consisting of the $10,000,000 purchase price plus $97,782 in remaining outstanding principal under the Funicular Note.

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

Equity Financing

On October 8, 2025, the Company entered into a securities purchase agreement (the “Equity SPA”) with certain institutional investors (each, an “Investor”), including Funicular, pursuant to which the Company agreed to issue and sell, in a private placement, an aggregate of 16,666,666 units of securities (each, a “Unit”), for a purchase price of $0.60 per Unit. Each Unit consists of one share of Common Stock and one warrant (each, a “Warrant Liability”) to purchase Common Stock. Due to rounding the units were split into16,666,665 shares of Common Stock and 16,666,668 warrants. Of the total investment amount of $10,000,000, $5,850,000 of proceeds were received and $4,150,000 were converted from the Convertible Notes discussed above.

The Warrant Liability are immediately exercisable on a cash basis or exchangeable on a cashless basis and will expire five years from the date of issuance. Each Warrant Liability will be initially exercisable for one share of Common Stock at an initial exercise price of $0.75 per share, subject to adjustment for stock splits, distributions and the like (the “Initial Exercise Price”). The Initial Exercise Price is also subject to potential increase if the Company completes certain subsequent offerings at a price greater than the Initial Exercise Price while the Warrant Liability remain outstanding. At any time after the issuance of the Warrant Liability, the holder of the Warrant Liability may exchange the Warrant Liability on a cashless basis for a number of shares of Common Stock determined by multiplying the total number of shares with respect to which the Warrant Liability is then being exercised by the Black Scholes Value (as defined in the Warrant Liability) divided by the lower of the two closing bid prices of the Common Stock in the two days prior the time of such exercise.

In the event of a Fundamental Transaction (as defined in the Warrant Liability), the holders of the Warrant Liability will be entitled to receive upon exercise of the Warrant Liability the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrant Liability immediately prior to such Fundamental Transaction. Additionally, as more fully described in the Warrant Liability , the holders of the Warrant Liability will be entitled to receive consideration in an amount equal to the Black Scholes value of the Warrant Liability in connection with a Fundamental Transaction. If the Company fails to timely deliver the shares of Common Stock issuable upon exercise of the Warrant Liability, the Company will be subject to liquidated damages.

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

The Company engaged Dawson James Securities, Inc. as the placement agent (the “Placement Agent”) with respect to the offering of the Restated Note and the Units. The Company agreed to pay the Placement Agent’s fees totaling (i) 4.5% of the aggregate gross from the sale of the Restated Note, (ii) 6% of the aggregate gross proceeds from the sale of the Units to current or previous investors not introduced to the Company by the Placement Agent and (iii) 7% of the aggregate gross proceeds from the sale of the Units to investors introduced to the Company by the Placement Agent, and to reimburse the Placement Agent’s expenses (subject to a cap), resulting in total transaction cost paid of $1,228,500. The Company also agreed to issue warrants to purchase up to an aggregate of 1,000,000 shares of Common Stock with a fair value of $334,062 to the Placement Agent and its designees, resulting in total transaction cost of $1,562,562. The fair value of the warrants issued to the Placement Agent was included in the transaction cost and allocated between the Warrant Liability in the amount of $865,659 and the Common Stock in the amount of $696,903 on a pro rated basis.

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

Commercial Bancorp Share Purchase Agreement

On February 5, 2026, the Company entered into the Purchase Agreement with Commercial Bancorp, and each of the shareholders of Commercial Bancorp. The Purchase Agreement provides for the Company to acquire from the Sellers all of the outstanding Shares of common stock of Commercial Bancorp, which is the owner of all of the outstanding stock of Farmers State Bank, a Wyoming state-chartered member bank, subject to the terms and conditions set forth in the Purchase Agreement. As previously disclosed, the Company had previously entered into an agreement and plan of merger, as amended, to acquire Commercial Bancorp, which agreement has expired in accordance with its terms.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to purchase the Shares from the Sellers for consideration consisting of a combination of cash and shares of Common Stock, with the total amount of consideration to be determined based on (i) each Seller’s election to receive cash, shares of Common Stock, or a combination thereof, (ii) the ABV of the operational portion of the equity capital of Commercial Bancorp as of the closing of the CB Acquisition (the “CB Closing”), determined in accordance with the provisions of the Purchase Agreement, (iii) the value of the existing building and land comprising the physical location of the Bank, and (iv) Commercial Bancorp’s net operating loss as reflected on its most recent tax return prior to the CB Closing, multiplied by the maximum corporate federal income tax rate in effect as of the date of the CB Closing. Each Seller may make an Election to receive an amount equal to any of the following three options: (i) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable one-third in cash and two-thirds in shares of Common Stock; (ii) two times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in cash; or (iii) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in shares of Common Stock. The Company has made an earnest money deposit payment in the amount of $100,000 to Commercial Bancorp, which deposit will be applied to the cash portion of the consideration payable at the CB Closing or, if the CB Closing does not occur under certain circumstances, retained by Commercial Bancorp.

The shares of Common Stock to be issued pursuant to the Purchase Agreement will be valued based on either the closing price of the Common Stock on the date of execution of the Purchase Agreement ($0.23), or on the business day immediately preceding the date of the CB Closing, at each Seller’s option. The Company agreed to file with the SEC a Resale Registration Statement with respect to the shares of Common Stock issuable pursuant to the Purchase Agreement, which was filed on June 8, 2026.

The obligations of each of the Sellers and the Company under the Purchase Agreement are subject to specified conditions, including, among other matters: (i) the receipt of all required regulatory approvals, (ii) the Resale Registration Statement having been declared effective by the SEC, such that all shares of Common Stock to be issued pursuant to the Purchase Agreement shall be registered for resale and freely tradeable (which occurred on June 17, 2026), (iii) the receipt of certain specified third-party consents, and (iv) the absence of any injunctions being entered into or law being adopted that would make the CB Acquisition illegal.

The Purchase Agreement contains customary representations and warranties of Commercial Bancorp and the Bank, the Sellers and the Company. It also contains customary covenants, including (i) covenants providing for each of the parties to use reasonable best efforts to cause the CB Acquisition to be consummated and to receive all required regulatory approvals, including from the Federal Reserve Board and the Wyoming Division of Banking, (ii) covenants providing for Commercial Bancorp and the Bank to carry on their respective businesses in the ordinary course of business, and to refrain from taking certain actions, during the period between the execution of the Purchase Agreement and the CB Closing, and (iii) granting the Company observation rights with respect to meetings of the boards of directors of Commercial Bancorp and the Bank during the period between the execution of the Purchase Agreement and the CB Closing. Commercial Bancorp, the Bank and the Sellers have also agreed not to initiate, solicit, encourage or otherwise facilitate the making of any proposal or offer relating to alternate transactions or, engage in any discussions or negotiations with respect to alternate transactions.

The Purchase Agreement contains termination rights for each of the Sellers and the Company, including, without limitation, in the event that (i) any governmental entity issues a non-appealable final order denying approval of the CB Acquisition; (ii) the CB Acquisition is not consummated within two years of the execution of the Purchase Agreement, subject to extension under certain circumstances; or (iii) the other party breaches its representations, warranties or covenants under the Purchase Agreement which would give rise to the failure of a closing condition and such breach is not cured within 30-days of receipt of written notice of such breach.

Results of Operations

Comparison of the Year Ended June 30, 2026 and 2025

	Year Ended	Year Ended
	June 30,	June 30,
	2026	2025	Changes
REVENUES
Commissions	$9,253,906	$5,937,532	$3,316,374
Vetting fees	1,391,135	1,459,321	(68,186)
Clearing fees	2,055,780	3,165,714	(1,109,934)
Stock locate fees	6,780,814	287,465	6,493,349
Net gain/(loss) on firm trading accounts	506,141	6,580	499,561
Other revenue	64,859	—	64,859
TOTAL REVENUES	20,052,635	10,856,612	9,196,023

EXPENSES
Compensation, payroll taxes and benefits	11,730,081	6,150,257	5,579,824
Data processing and clearing costs	5,668,429	2,104,107	3,564,322
Regulatory, professional fees and related expenses	4,858,675	4,137,631	721,044
Stock compensation - founder share transfer	3,647,695	—	3,647,695
Communications	867,518	650,560	216,958
Occupancy and equipment	235,040	211,347	23,693
Transfer fees	158,766	210,423	(51,657)
Bank charges	235,437	223,938	11,499
Intangible assets amortization	1,411,577	1,362,446	49,131
Other	955,190	324,358	630,832
Bad debt	54,543	398,826	(344,283)
TOTAL EXPENSES	29,822,951	15,773,893	14,049,058

LOSS FROM OPERATIONS	(9,770,316)	(4,917,281)	(4,853,035)

OTHER INCOME/(EXPENSE)
Interest income	1,848,873	1,996,399	(147,526)
Change in fair value, warrant liability derivative	1,704,499	184,594	1,519,905
Change in fair value, convertible note derivative	382,154	3,990,385	(3,608,231)
Change in fair value, long-term and short-term note derivative	103,185	12,369,120	(12,265,935)
Change in fair value, contingent guarantee	—	(839,775)	839,775
Change in fair value, secured convertible note	(306,137)	—	(306,137)
Change in fair value, merger financing	63,696	49,348	14,348
Change in fair value, earnout liability	11,106,000	929,000	10,177,000
Change in fair value, Winston & Strawn agreement	1,799,545	(64,298)	1,863,843
Change in fair value of debenture derivative	99,693	—	99,693
Change in fair value, stock payable	—	232,793	(232,793)
Change in fair value, Tau agreement	334,549	(357,435)	691,984
Loss on settlement on Winston & Strawn agreement	(570,300)	—	(570,300)
Interest expense	(5,084,671)	(8,081,938)	2,997,267
TOTAL OTHER INCOME/(EXPENSE)	11,481,086	10,408,193	1,072,893

Income before provision for income taxes	1,710,770	5,490,912	(3,780,142)
Benefit (provision) for income taxes	252,105	259,381	(7,276)
Net income (loss)	$1,962,875	$5,750,293	$(3,787,481)

Revenues of $20,052,635 for the year ended June 30, 2026, represent a 85% increase from revenues of $10,856,612 for the year ended June 30, 2025. The increase is primarily due to the increase in commissions and stock locate fees revenue. The increase in stock locate fees revenue is due to stock locate services being, in effect, an entirely new line of business that the Company implemented and rapidly expanded during the year ended June 30, 2026. AtlasClearing is a correspondent securities broker-dealer registered with the SEC and a member in good standing of FINRA. AtlasClearing is engaged principally in the over-the-counter, or “OTC,” markets in microcap securities. Microcap securities generally are issued by companies with low or “micro” capitalizations, meaning the total market capitalization value of the company’s stock is less than $250 million, which includes low-priced securities, or penny stocks, that trade for less than $5.00 per share and have a market capitalization of less than $50 million. AtlasClearing also executes transactions in exchange-traded securities. It derives its revenue from the liquidation of restricted and control microcap securities; clearing transactions on behalf of an introducing broker-dealer on a fully disclosed basis; and trading in equity securities for its own account. It receives limited revenues from fully paid stock lending and margin accounts. During its history, AtlasClearing has underwritten at-the-market offerings for publicly traded companies, placed private offerings, sold mutual funds, introduced margin accounts cleared by other firms on a fully disclosed basis, and provided ancillary financial services.

Total expenses of $29,822,951 for the year ended June 30, 2026 represent an 89% increase of $14,049,058 from total expenses for the year ended June 30, 2025. The increase was primarily due to the variable expenses related to the increase in revenue during the year ended June 30, 2026.

Compensation, payroll taxes and benefits increased to $11,730,081 for the year ended June 30, 2026, a 91% increase compared to $6,150,257 for the year ended June 30, 2025. The increase was primarily due to increase in variable compensation related to the increase in revenue and the hiring of additional employees and executive officers and management during the year ended June 30, 2026.

Data processing and clearing costs increased to $5,668,429 for the year ended June 30, 2026, a 169% increase compared to $2,104,107 for the year ending June 30, 2025. The increase was primarily due to increase in variable costs related to the increase in revenue as well as the new stock locate revenue stream that increased by 2,259% in the current year.

Regulatory, professional fees and related expenses increased to $4,858,675 for the year ended June 30, 2026, a 17% increase from $4,137,631 for the year ended June 30, 2025. The increase was primarily due to professional fees and consulting services as a result of the Commercial Bancorp negotiations and hiring of new consulting support.

Stock based compensation increased to $3,647,695 for the year ended June 30, 2026 as a result of the new employment agreement entered into with the Company’s executive officers in September 2025. The expense incurred during the year ended June 30, 2026 is the portion over the service period of the granted stock based compensation. No such expense was present in the year ended June 30, 2025.

Loss from operations was $9,770,316 for the year ended June 30, 2026. Loss from operations was $4,917,281 in the prior year ended June 30, 2025. The increase in loss from operations was primarily due to the variable expenses related to the increase in revenue during the year ended June 30, 2026. Revenues increased by 85%, operating expenses increased by approximately 89% and loss from operations increased by 99%.

Total other income of $11,481,086 for the year ended June 30, 2026, represents an increase of $1,072,893 from $10,408,193 for the year ended June 30, 2025. The increase is due to net changes in fair value for the various financial instruments as follows: (a) $1,519,905 increase in income for the warrant liability, (b) $839,775 increase related to the change in fair value of the contingent guarantee that was not present in the current year, (c) $10,177,000 increase related to changes in assumptions such as revenue targets being deemed less likely to be reached, resulting in a significant decrease in the value of earnout liability, (d) $1,863,843 increase in income as a result to the changes in fair value of the Winston & Strawn subscription agreement as a result of the full settlement in the current year, (e) $691,984 increase in income related to the Tau Agreement as the company did not utilize the ELOC and does not intend to utilize it further, and (f) $2,997,267 increase as a result of the reduction of interest expenses due to the settlement of various financial debt obligations and therefore reduction in interest expense as a result. This was partially offset by the following: (a) $3,608,231 reduction in the income related to the change in fair value of the convertible note held by Chardan as the note was settled in the current year, (b) $12,265,935 decrease in income as a result of changes in fair value due to seller notes being fully converted and settled during the current year, (c) $570,300 increase in expense as a result of full settlement in the current year with the Winston & Strawn subscription agreement, and (d) $306,137 increase in expense as a result of change in fair value of the secured convertible note.

The foregoing factors resulted in net income of $1,962,875 for the year ended June 30, 2026, compared to net income of $5,750,293 for the year ended June 30, 2025. The decrease was primarily due to the overall increase in revenue and associated increase in expenses offset by the other income related to the financial instruments described above.

Liquidity and Capital Resources

Cash used in operating activities for the year ended June 30, 2026 was $6,187,135, compared to cash provided by operating activities of $822,027 for the year ended June 30, 2025. This was primarily affected by cash used of $4,057,533 related to changes in operational assets. Adjustment to net income primarily consisted of net changes in fair value for various financial instruments as follows: (a) $1,704,499 income for the change in fair value of the warrant liabilities, (b) $11,106,000 income from change in the fair value of earnout liability, (c) $382,154 income in change in fair value of convertible note, (d) $103,185 income in change in fair value of long term seller notes, (e) $334,549 income related to the Tau Agreement as the company did not utilize the ELOC and does not intend to utilize it further, (f) $1,799,545 income from change in the fair value of the Winston & Strawn subscription agreement, (g) $99,693 income from change in the fair value of the Debenture, and (h) $63,696 income from change in the fair value of the sellers convertible notes. This was partially offset by the following: (a) $306,137 loss from change in the fair value of the Restated Note, (b) $570,300 loss on settlement of the Winson and Strong settlement agreement, (c) $4,033,880 non-cash interest expense on financial instruments, (d) $865,659 of non-cash transaction cost incurred in connection with the Equity SPA, (e) $3,647,695 of stock based compensation, (f) $601,831 in consulting expenses paid with stock, and (g) $1,411,577 in amortization of intangible assets.

Cash used for investing activities for year ended June 30, 2026 was $65,000 as compared to $145,000 for the year ended June 30, 2025. This is primarily due to the payment of $65,000 towards the extension of the prior agreement pursuant to which we were to acquire Commercial Bancorp. During the year ended June 30, 2025 the Company paid an additional $125,000 to Pacsquare and $20,000 towards the extension of such prior acquisition agreement.

Cash provided by financing activities for the year ended June 30, 2026 was $16,485,397, compared to cash provided by financing activities for the year ended June 30, 2025 of $1,624,306. This is primarily due to the closing of the Equity SPA raising proceeds of $5,850,000 and payment of transaction cost of $1,228,500, proceed from the September SPA of $4,700,000, repayment of $1,850,000 from the September SPA of which the other remaining amounts was applied to the Equity SPA, $200,000 from Hanire for deposit towards future financing, $490,000 in proceeds from debenture, proceeds for $10,000,000 from the Restated Note payment of $25,000 of legal cost in connection with the SPA, cash payment of $651,103 of promissory notes and cash payment of $1,000,000 to Winston & Strawn as part of the settlement. During the year ended June 30, 2025 the Company paid $226,075 on promissory notes and $20,000 on subordinated debt and received proceeds of $1,870,381 under the ELOC agreement.

Financing Arrangements

Line of Credit

AtlasClearing has a $10,000,000 revolving line of credit with BMO Bank N.A. The interest rate is determined at the time of borrowing as agreed by the Company and the bank. The line of credit currently provides for interest at the bank’s overnight rate plus 1.5% and is secured by AtlasClearing’s customer assets. In addition, the line of credit carries an interest rate of 0.5% on its unused portion. The line of credit agreement requires AtlasClearing to maintain line of credit collateral with value, as determined by the bank, in an amount at least equal to a percentage of the loan amount as specified by the bank. Advances on the line of credit are payable on demand. The entire amount of this credit facility is available to be drawn and used to meet AtlasClearing’s liquidity requirements for NSCC clearing margin deposits. AtlasClearing did not draw on its line of credit during the year ended June 30, 2026 or June 30, 2025. As of June 30, 2026, AtlasClearing was in compliance with all financial covenants contained in its revolving line of credit agreement.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

Contractual Obligations

The Company holds debt obligations with outside vendors and investors, with loans maturing between 2026 and 2030 (see Notes 10 to the accompanying audited financial statements). Additionally, the Company leases office space under several operating leases (see Note 7 to the accompanying audited financial statements). The Company has no capital lease obligations. There are no other outstanding long-term liabilities contractually obligated by the Company.

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

Revenue Recognition

The Company, through its subsidiary AtlasClearing, recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected to be received. The Company applies the five-step model under ASC 606: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) each performance obligation is satisfied.

Brokerage Commissions. AtlasClearing earns commissions from executing securities transactions for customers. The Company acts as an agent in these arrangements. Commission revenue is recognized on the trade date, which is the point in time when the performance obligation is satisfied, as the security is selected, the price is determined, the trade is executed, and the risks and rewards of ownership have transferred to/from the customer.

Mutual Fund Commissions. AtlasClearing earns commissions from sales of mutual funds. The Company recognizes revenue at the point in time when the mutual fund is purchased by the customer and the performance obligation has been satisfied.

Other Transaction-Based Fees. The Company earns revenues from vetting services for customers converting restricted stock to eligible trading stock, as well as from clearing fees charged to another broker-dealer for which it clears trades. These revenues are recognized as the related performance obligations are satisfied.

Service Fees. AtlasClearing charges customers for various services including wires, transfer agent services, corporate actions, blue sheet filings, and Automated Customer Account Transfer Service (ACATS) fees. These fees are recognized as revenue at the point in time the related service is provided.

Interest Income. AtlasClearing also earns interest on balances held with financial institutions, which is recognized in the period earned.

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

Derivative Liabilities

We account for derivative instruments as either equity-classified or liability-classified instruments based on an assessment of the derivative instruments’ specific terms and applicable authoritative guidance FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the derivative instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the derivative instruments meet all of the requirements for equity classification under ASC 815, including whether the derivative instruments are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance and as of each subsequent quarterly period end date while the warrants and derivatives are outstanding.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AtlasClear Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AtlasClear Holdings, Inc. (the Company) as of June 30, 2026, and 2025, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended June 30, 2026, and 2025 and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years ended June 30, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Complex Financial Instruments and Earnout Liability

Description of the Matter:

As described in Notes 10, 11 and 15 to the consolidated financial statements, the Company accounts for various financial instruments and contingent obligations at fair value, including the earnout liability, warrant liabilities, derivative liabilities, debenture derivative, and secured convertible note. These instruments are measured using Level 3 valuation techniques and involve significant management estimates and assumptions.

We identified the valuation of these instruments as a critical audit matter because auditing the fair value estimates involved especially challenging auditor judgment due to the subjectivity of significant assumptions, including forecasted revenues, volatility assumptions, discount rates, probability assessments, and other unobservable inputs.

How the Matter was Addressed in Our Audit:

Our audit procedures related to the valuation of these instruments included, among others:

●	Evaluating management’s process for developing the fair value estimates.

●	Assessing the appropriateness of the valuation methodologies utilized by management and its third-party valuation specialist.

●	Testing significant assumptions and inputs utilized in the valuation models.

●	Evaluating the completeness and accuracy of data used in the valuation models.

●	Assessing the reasonableness of the conclusions reached by management and its third-party valuation specialist.

●	Assessing the adequacy of the related financial statement disclosures.

/s/ Haynie

Haynie

Salt Lake City, Utah

September 23, 2026

We have served as the Company’s auditor since 2024.

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2026	2025
ASSETS
Cash and cash equivalents	$15,422,176	$7,533,690
Cash segregated - customers	24,041,343	21,874,954
Cash segregated - PAB	378,962	200,575
Receivables - broker-dealers and clearing organizations	3,858,093	4,179,625
Receivables - customers, net of allowance for credit losses of $401,128	854,929	320,815
Other receivables	41,646	251,099
Prepaids	416,825	573,175
Trading securities, market value, net	—	5
Total Current Assets	45,013,974	34,933,938

Operating lease right to use lease asset	668,325	179,267
Customer list, net	11,713,356	12,932,106
Goodwill	6,142,525	6,142,525
Developed technology, net	1,592,277	1,785,104
Bank acquisition deposit	128,645	63,645
Cash deposits - broker-dealers and clearing organizations	5,012,500	4,265,000
Other assets	957,081	591,248
TOTAL ASSETS	$71,228,683	$60,892,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Payables to customers	$23,555,303	$23,935,348
Accounts and payables to officers/directors	47,300	199,088
Accounts payable and accrued expenses	3,862,149	6,194,311
Payables - broker-dealers and clearing organizations	40	497,660
Commissions, payroll and payroll taxes	923,840	395,214
Current portion of lease liability	301,622	111,983
Promissory notes	430,484	1,207,797
Current portion of long-term merger financing, net	—	980,106
Derivative liability - convertible notes	—	103,185
Merger financing payable	—	1,618,575
Merger financing payable - derivative	—	63,696
Tau agreement	—	539,787
Debenture	515,661	—
Debenture – derivative	252,374	—
Subscription agreement	—	2,489,945
Stock payable- related party	55,087	55,087
Excise tax payable	—	2,611,618
Total Current Liabilities	29,943,860	41,003,400

Accrued contingent liability	100,000	100,000
Long-term secured convertible note, net	11,210,358	8,909,070
Long-term convertible notes, net	—	718,866
Warrant Liability	3,013,367	—
Derivative liability - warrants	184,588	123,062
Earnout - liability	263,000	11,369,000
Deferred income tax liability	3,063,850	3,366,137
Subordinated borrowings	1,930,000	1,930,000
Trading account deposit	—	100,000
Long-term lease liability	379,387	70,746
TOTAL LIABILITIES	50,088,410	67,690,281

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding at June 30, 2026 and 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 150,337,774 and 40,165,603 shares issued and outstanding at June 30, 2026 and 2025, respectively	15,033	4,016
Stock subscription receivable	(41,089)	(41,089)
Additional paid-in-capital	159,115,656	135,763,445
Accumulated Deficit	(137,949,327)	(142,523,820)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	21,140,273	(6,797,448)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$71,228,683	$60,892,833

The accompanying notes are an integral part of the consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	June 30,	June 30,
	2026	2025
REVENUES
Commissions	$9,253,906	$5,937,532
Vetting fees	1,391,135	1,459,321
Clearing fees	2,055,780	3,165,714
Stock locate fees	6,780,814	287,465
Net gain/(loss) on firm trading accounts	506,141	6,580
Other revenue	64,859	—
TOTAL REVENUES	20,052,635	10,856,612

EXPENSES
Compensation, payroll taxes and benefits	11,730,081	6,150,257
Data processing and clearing costs	5,668,429	2,104,107
Regulatory, professional fees and related expenses	4,858,675	4,137,631
Stock compensation	3,647,695	—
Communications	867,518	650,560
Occupancy and equipment	235,040	211,347
Transfer fees	158,766	210,423
Bank charges	235,437	223,938
Bad debt	54,543	398,826
Intangible assets amortization	1,411,577	1,362,446
Other	955,190	324,358
TOTAL EXPENSES	29,822,951	15,773,893

LOSS FROM OPERATIONS	(9,770,316)	(4,917,281)

OTHER INCOME/(EXPENSE)
Interest income	1,848,873	1,996,399
Change in fair value of warrant liability derivative	1,704,499	184,594
Change in fair value of convertible note derivative	382,154	3,990,385
Change in fair value of long-term and short-term note derivative	103,185	12,369,120
Change in fair value of contingent guarantee	—	(839,775)
Change in fair value of secured convertible note	(306,137)	—
Change in fair value of merger financing	63,696	49,348
Change in fair value of earnout liability	11,106,000	929,000
Change in fair value of Winston & Strawn agreement	1,799,545	(64,298)
Change in fair value of debenture derivative	99,693	—
Change in fair value of stock payable	—	232,793
Change in fair value of Tau agreement	334,549	(357,435)
Loss on settlement on Winston & Strawn agreement	(570,300)	—
Interest expense	(5,084,671)	(8,081,938)
TOTAL OTHER INCOME	11,481,086	10,408,193

NET INCOME BEFORE INCOME TAXES	1,710,770	5,490,912

Income tax benefit	252,105	259,381
NET INCOME	$1,962,875	$5,750,293

Basic and diluted weighted average shares outstanding, Common Stock	125,017,197	5,987,645
Basic and diluted net income per share, Common Stock	$0.02	$0.96

The accompanying notes are an integral part of the consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

						Total
	Common Stock		Stock Subscription	Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance — June 30, 2024	207,585	$21	$—	$110,165,209	$(148,274,113)	$(38,108,883)

Shares issued as conversion of $4.58 million in principal on convertible notes	2,736,391	273	—	4,574,727	—	4,575,000

Shares issued as conversion of $0.5 million in principal and interest on secured convertible notes	258,678	26	—	509,523	—	509,549

Shares issued as conversion of $14.99 million in principal and interest on sellers short term, long term and merger financing	34,931,855	3,493	—	14,992,557	—	14,996,050

Shares issued to settled vendor obligations	11,085	1	—	66,503	—	66,504

Shares issued under stock promotion agreement	100,000	10	—	19,040	—	19,050

Common stock issued to for consulting services	203,625	20	—	44,321	—	44,341

Shares issued under Tau agreement settle through June 30, 2025	1,566,885	156	(41,089)	1,911,314	—	1,870,381

Commitment fee shares settled under the Tau agreement	7,698	1	—	81,191	—	81,192

Shares issued as purchase consideration for developed technology	8,333	1	—	122,299	—	122,300

Shares issued as deposit for purchase of Commercial Bank	36,070	4	—	43,641	—	43,645

Shares transferred by related parties as settlement for Company obligations under various financial instruments see Note 8	—	—	—	2,412,930	—	2,412,930

Shares issued for shares transferred by related party as repayment of shares transferred to cover Company obligations as noted above net of contributed capital for debt assumed (see Note 8)	49,574	5	—	(5)	—	—

Shares issued to related party as settlement for $803,860 in related party payable.	46,471	5	—	803,855	—	803,860

Shares issued to as additional consideration for delayed payment on merger financing notes	1,267	—	—	16,340	—	16,340

Rounding up for fractional shares in 1:60 reverse stock split	86	—	—	—	—	—

Net income	—	—	—	—	5,750,293	5,750,293

Balance — June 30, 2025	40,165,603	$4,016	$(41,089)	$135,763,445	$(142,523,820)	$(6,797,448)

Shares issued as conversion of $2,680,437 principal and interest on long-term and merger financing notes	15,922,008	1,592	—	2,678,845	—	2,680,437

Shares issued as conversion of $9,591,650 in principal and interest on secured convertible notes	63,944,332	6,394	—	9,585,256	—	9,591,650

Shares issued as conversion of $959,764 in principal on convertible notes Chardan	4,845,072	485	—	959,279	—	959,764

Shares issued under Software as a Service License Agreement	900,378	90	—	225,448	—	225,538

Shares issued as conversion of $438,922 in principal and interest on promissory note	585,229	58	—	438,864	—	438,922

Shares issued for consulting services provided by director.	800,000	80	—	169,840	—	169,920

Shares issued to settled vendor invoice	717,744	72	—	206,301	—	206,373

Shares issued as conversion of $324,462 in principal and interest on promissory note	576,616	58	—	324,404	—	324,462

Shares issued under Equity SPA, net of offering cost of $696,902 attributed to Equity	16,666,665	1,667	—	3,761,431	—	3,763,098

Shares issued in non-cash exercise of Warrant Liability	4,214,127	421	—	1,094,248	—	1,094,669

Shares issued to Winston & Strawn as partial payment in settlement agreement	1,000,000	100	—	260,600	—	260,700

Vested portion of stock based compensation	—	—	—	3,647,695	—	3,647,695

Reversal of excise tax related to prior shareholder redemptions	—	—	—	—	2,611,618	2,611,618

Net income	—	—	—	—	1,962,875	1,962,875

Balance — June 30, 2026	150,337,774	$15,033	$(41,089)	$159,115,656	$(137,949,327)	$21,140,273

The accompanying notes are an integral part of the consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	June 30,	June 30,
	2026	2025

Cash Flows from Operating Activities:
Net income (loss)	$1,962,875	$5,750,293
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value, warrant liability derivative	(1,704,499)	(184,594)
Change in fair value, convertible note derivative	(382,154)	(3,990,385)
Change in fair value, long-term and short-term note derivative	(103,185)	(12,369,120)
Change in fair value, contingent guarantee	—	839,775
Change in fair value of debenture derivative	(99,693)	—
Change in fair value of secured convertible note	306,137	—
Change in fair value, WDCO sellers convertible notes	(63,696)	(49,348)
Change in fair value, earnout liability	(11,106,000)	(929,000)
Change in fair value, subscription agreement	(1,799,545)	64,298
Change in fair value, stock payable	—	(232,793)
Change in fair value, Tau agreement	(334,549)	357,435
Loss on settlement on Winston & Strawn agreement	570,300	—
Fee on sellers notes	—	16,340
Interest expense on convertible notes	4,033,880	7,276,092
Transaction costs attributed to Warrant Liability	865,659	—
Stock based compensation	3,647,695	83,745
Consulting expense paid with stock	601,831	—
Other non-cash (gain) loss	—	693,552
Depreciation expense	—	16,081
Amortization of intangibles	1,411,577	1,362,446
Bad debt expense	54,543	398,826
Amortization of right of use asset	172,747	147,069
Deferred tax liability	(302,287)	(315,549)
Changes in operating assets and liabilities:
Receivables from brokers & dealers	321,532	(2,846,319)
Receivables from customers	(588,657)	104,143
Receivables from others	4,215	18,981
Advances and Prepaid expenses	565,036	3,222
Cash deposits with clearing organization & other B/Ds	(747,500)	(750,000)
Other assets	(365,833)	(255,231)
Payables to customers	(380,045)	3,772,375
Payables to officers & directors	(151,788)	(487,491)
Payable to brokers & dealers	(497,620)	492,745
Accounts payable and accrued expenses	(2,343,217)	1,862,062
Commissions and payroll taxes payable	528,626	121,828
Lease liability	(163,525)	(149,501)
Trading deposits	(99,995)	50
Net cash provided by (used in) operating activities	(6,187,135)	822,027

ATLASCLEAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Cash Flows from Investing Activities:
Cash paid for purchase of Pacsquare	—	(125,000)
Cash paid for bank acquisition deposit	(65,000)	(20,000)
Net cash provided by (used in) investing activities	(65,000)	(145,000)

Cash Flows from Financing Activities:
Proceeds from stock issuance	—	1,870,381
Proceeds from Equity SPA	5,850,000	—
Transaction cost paid for Equity SPA	(1,228,500)	—
Proceeds from Secured Convertible Note	10,000,000	—
Transaction cost paid for Secured Convertible Note	(25,000)	—
Proceeds from Convertible Notes, net of transaction cost	4,700,000	—
Payment on Convertible Notes	(1,850,000)	—
Proceeds from debenture, net of transaction cost	490,000	—
Proceeds from third party advances	200,000	—
Payment on Winston & Strawn settlement agreement	(1,000,000)	—
Repayment on subordinated debt	—	(20,000)
Repayment of promissory note	(651,103)	(226,075)
Net cash provided by (used in) financing activities	16,485,397	1,624,306

Net Change in Cash	10,233,262	2,301,333
Cash – Beginning	29,609,219	27,307,886
Cash – Ending	$39,842,481	$29,609,219

Supplementary cash flow information:
Cash paid for interest	$207,951	$191,444
Cash paid for income taxes	$107,951	$730

Supplemental disclosure of non-cash investing and financing activities:
Decrease in goodwill due to change in deferred tax liability	$—	$1,564,200
Shares issued under Tau agreement	$—	$205,238
Value of shares transferred by related parties to settle obligation	$—	$2,412,930
Shares issued for conversion on convertible notes	$959,764	$4,575,000
Shares issued for conversion of secured convertible notes	$9,591,650	$509,549
Shares issued to related party for settlement of accounts payable	$—	$803,860
Shares issued for conversion of principal and interest on short-term note	$—	$5,366,979
Shares issued for conversion of principal and interest on long-term note and merger financing	$2,680,437	$9,629,071
Shares issued for commercial bank acquisition extension	$—	$43,645
Initial value of derivative included in merger financing	$—	$113,044
Shares issued for stock payable	$—	$27,100
Promissory note issued under insurance premium	$408,686	$489,381
Prepaid stock based compensation	$—	$19,050
Shares issued to purchase Pacsquare	$—	$77,300
Receivable from shares advanced under Tau agreement	$205,238	$—
Shares issued for conversion of principal and interest on promissory note	$763,384	$—
Initial value of derivative included in debenture	$352,067	$—
Initial value of derivative included in convertible note	$382,154	$—
Reversal of excise tax	$2,611,618	$—
Convertible Notes transferred to Equity SPA	$4,150,000	$—
Initial value of warrant issued as transaction cost under Equity SPA	$334,062	$—
Shares issued for Winston & Strawn settlement agreement	$260,700	$—
Shares issued for non-cash exercise of Warrant Liability	$1,094,669	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$661,805	$—

The accompanying notes are an integral part of the consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On February 9, 2024 (the “Closing Date”), the Company consummated the previously announced transactions pursuant to that certain Business Combination Agreement, dated November 16, 2022 (as amended, the “Business Combination Agreement”), by and among the Company, Quantum, Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of the registrant (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of the registrant (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey. The transactions consummated as a result of the Business Combination Agreement are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination (the “Closing”), the Company changed its name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.” As a result, the operation history of Quantum survived the merger. Pursuant to the Business Combination Agreement, AtlasClear received certain assets from Atlas FinTech and Atlas Financial Technologies Corp., a Delaware corporation, and pursuant to the Broker-Dealer Acquisition Agreement (as defined in the Business Combination Agreement), AtlasClear completed the acquisition of broker-dealer, Wilson-Davis & Co., Inc. (now known as AtlasClearing, Inc.) (“AtlasClearing”).

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

AtlasClearing is a securities broker and dealer, dealing in over-the-counter listed securities and clears for one other broker-dealer on a fully disclosed basis. AtlasClearing is required to comply with all applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), Financial Industry Regulatory Authority, Inc. (“FINRA”), and the various securities exchanges in which it maintains a membership.

Revenue is derived principally from AtlasClearing’s operations in four areas: commission revenue, fee revenue, security locates and interest revenue.

AtlasClearing has operations in Utah, Arizona, California, Florida, New York, Oklahoma and Nevada. Transactions for customers are principally in the states where the Company operates, however, some customers are located in other states in which the Company is registered. Principal trading activities are conducted with other broker dealers throughout the United States.

Liquidity and Going Concern Consideration

Since inception, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions previously raised substantial doubt about the Company’s ability to continue as a going concern within one year following the financial statement issuance date.

During October 2025, management successfully executed a series of financing transactions designed to address the Company’s liquidity needs and alleviate this uncertainty:

Debt Restructuring: On October 8, 2025, the Company entered into an amended and restated securities purchase agreement (the “Restated SPA”) with Funicular Funds, LP (“Funicular”). Pursuant to the Restated SPA, the Company issued and sold an amended and restated secured convertible promissory note in the principal amount of $10,097,782 (the “Restated Note”) for a purchase price of $10.0 million. The Restated Note amended and restated the Company’s original $6.0 million secured convertible note issued in February 2024. The Restated Note bears interest at 11% per annum (payable semi-annually in cash or in-kind at the Company’s option), matures on October 8, 2030, and is secured by a perfected security interest in substantially all of the Company’s and its subsidiaries’ assets.

Equity Financing: On October 8, 2025, the Company entered into a securities purchase agreement (the “Equity SPA”) with certain institutional investors, including Funicular. Pursuant to the Equity SPA, the Company issued and sold units (“Units”) at $0.60 per Unit for aggregate gross proceeds of $10.0 million (including $4.15 million converted from existing convertible notes). Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.75 per share, subject to cashless exercise terms as set forth in the warrant agreement.

The closings for the Restated Note and Units occurred between October 9, 2025, and October 14, 2025, yielding aggregate gross net-new cash proceeds of approximately $15.85 million (after giving effect to debt conversions and prior to deducting transaction fees).

Management evaluated these implemented financing plans in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements – Going Concern. Based on the capital raised and management’s operational cash flow forecasts, the Company expects to have sufficient liquidity to satisfy its obligations as they become due for at least twelve months following the issuance date of these financial statements. Accordingly, management has concluded that substantial doubt regarding the Company’s ability to continue as a going concern has been alleviated.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. As such the Company has accrued for the estimated excise tax as a result of the redemptions that occurred after December 31, 2022. On November 24, 2025, the Treasury Department and Internal Revenue Service issued final regulations (the “Final Regulations”) regarding the application of the excise tax on repurchases of corporate stock. The Final Regulations, which generally apply to stock repurchases occurring after December 31, 2022, generally provide an exception for repurchases of certain types of stock issued prior to August 16, 2022. Quantum completed its initial public offering prior to August 16, 2022 and, as such, the Company has determined that certain of its stock repurchases qualify for this exception and has reversed the accrual of $2,611,618 incurred during 2023 and 2024 and reversed the penalties and interest that has been accrued during year ended June 30, 2026.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Prevailing industry practices requires management to make estimates and assumptions regarding trading securities, depreciation and other matters that affect certain reported amounts and disclosures in the financial statements. The more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the private warrant liabilities, the fair value of the warrant liability, the fair value of the derivatives included in the convertible notes and debenture agreement, the fair value of the secured convertible note, the merger financing, the short-term merger financing, the long-term merger financing, the fair value of the earnout liability, realization of deferred tax assets and the useful life of its intangible assets. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all bank accounts highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. The Company evaluated goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting unit using income models. The models contain significant assumptions and accounting estimates about discount rates, future cash flows, that could materially affect operating results or financial position if they were to change significantly in the future and could result in an impairment. The Company performs our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. As of June 30, 2026 and 2025, the carrying value of goodwill was $6,142,525.

Intangible Assets

Intangible assets are presented at fair value, net of amortization. The fair value is determined based on the appraised value of the asset. Intangible assets comprise of developed technology and customer relationships (See Note 8). Developed technology and customer list are amortized using the straight-line method over the ten-year and twelve-year estimated useful lives of the assets, respectively. As of June 30, 2026 and 2025, the carrying value of developed technology was $1,592,277 and $1,785,104, respectively. The carrying value of customer list was $11,713,356 and $12,932,106, respectively.

Impairment of Long-lived and Intangible Assets

In accordance with ASC 360-10 Property Plant and Equipment and ASC 350-10 Intangibles, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. The Company had no impairment charges during the year ended June 30, 2026 and 2025.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants that do not meet all the criteria for equity classification are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the private warrants and the warrant liability were estimated using a Black-Scholes model approach (see Note 15).

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

Revenue Recognition

AtlasClearing, a subsidiary of the Company, recognizes revenue in accordance with ASC 606. This revenue recognition guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five-step model to: (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when the entity satisfies a performance obligation.

AtlasClearing acts as an agent by selling securities to customers and collecting commissions. AtlasClearing recognizes commissions on a trade date basis, which is the day the transaction is executed. AtlasClearing believes that the performance obligation is satisfied on the trade date because that is when the security is selected, the price is determined, the trade is executed, and the risks and rewards of ownership have been transferred to/from the customer.

AtlasClearing also receives commissions on mutual funds purchased by customers. AtlasClearing believes that the performance obligation is not satisfied until the mutual funds are purchased by customers and recognizes the commission revenue upon receipt from fund.

AtlasClearing performs vetting services to customers who wish to convert restricted stock to eligible trading stock. In addition, AtlasClearing charges clearing fees to another broker-dealer that it clears trades for. AtlasClearing recognizes revenue as the related performance obligations are satisfied.

AtlasClearing earns fees from providing security locates to other broker-dealers in connection with short sale transactions. The Company’s performance obligation is satisfied when the locate is provided to the requesting broker-dealer. Revenue from locate services is recognized at a point in time upon delivery of the locate, in an amount that reflects the consideration the Company expects to receive for the service provided.

AtlasClearing charges customers for wires and transfer agent fees. The customer is also charged for blue sheet fees, corporate actions, and ACATS fees. AtlasClearing recognizes revenue as the related performance obligations are satisfied.

AtlasClearing performs underwriting services for companies going public. AtlasClearing enters into an agreement detailing the services to be performed. AtlasClearing recognizes revenue when the shares of stock have been delivered and wire payments have been processed.

AtlasClearing earns interest on its balances with its financial institution. AtlasClearing recognizes the interest income at month end when the income has been earned.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus potential incremental common shares that would have been outstanding if dilutive potential common shares had been issued, calculated using the treasury stock method or the if-converted method, as applicable. Potential common shares are excluded from the computation of diluted net income (loss) per share if their effect would be antidilutive.

For the year ended June 30, 2026 and 2025, the if-converted calculation for convertible notes, sellers notes, and debentures resulted in an adjusted net loss position; therefore, the effect of assuming conversion was antidilutive, and basic and diluted net income per share remain equal. For the years ended June 30, 2026 and 2025, outstanding stock warrants were excluded from the computation of diluted EPS as their exercise prices exceeded the average market price of the common stock during the respective periods, rendering them antidilutive.

Certain time-based and performance-based equity awards granted to officers are subject to stockholder approval of an amendment to the Company’s equity incentive plan to increase authorized shares. Under ASC 260, these awards are treated as contingently issuable shares and are excluded from the calculation of basic and diluted net income (loss) per share prior to obtaining stockholder approval.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	For the year Ended
	June 30, 2026	June 30, 2025
Basic and diluted net income (loss) per share of Common Stock
Numerator:
Net income (loss)	$1,962,875	$5,750,293
Denominator:
Basic and diluted weighted average shares outstanding	125,017,197	5,987,645
Basic and diluted net income (loss) per share of Common Stock	$0.02	$0.96

Below is a summary of the dilutive instruments as of June 30, 2026 and 2025:

Description	June 30, 2026	June 30, 2025
Convertible Securities (if-Converted):
Sellers Notes	—	15,103,895
Convertible notes	—	5,317,252
Debenture	3,638,887
Secured convertible note	14,538,961	49,230,040
Subscription agreement	—	4,354,048
Tau agreement	—	35,282
Promissory note	—	6,215
Total Convertible Securities Excluded	18,177,848	74,046,732

Contingently issuable shares (Pending Stockholder Approval)
Time-Based Stock Awards	1,400,000	—
Performance-Based (Market Condition) Stock Awards	15,852,395	—
Total contingently issuable shares– excluded	17,252,395	—

Out-of-the Money Warrants:
Public Warrants	10,062,500	10,062,500
Private Warrants	5,553,125	5,553,125
Secured convertible note warrants	600,000	600,000
Warrant Liability	16,253,335	—
Total Warrants excluded	32,468,960	16,215,625

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Coverage of $250,000. The Company has not experienced losses on these accounts. The Company’s cash is deposited at two financial institutions. At June 30, 2026, the Company had approximately $37,840,171 in excess of the FDIC limit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities, convertible notes derivative liability and the earnout out liability (see Note 15).

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

Segment Reporting

The Company operates and manages its business as a single operating and reportable segment in accordance with FASB ASC Topic 280, Segment Reporting. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the Executive Chairman, who reviews consolidated financial results, assets, and operational metrics to make decisions for the enterprise as a whole.

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

Credit Risk

AtlasClearing’s transactions with customers and other broker dealers are recorded on a trade date basis and are collateralized by the underlying securities. AtlasClearing’s exposure to credit risk associated with nonperformance by customers or contra brokers is impacted by volatile or illiquid trading markets. Should either the customers or other broker dealers fail to perform, AtlasClearing may be required to complete the transactions at prevailing market prices. AtlasClearing manages credit risk by monitoring net exposure to individual counterparties on a regular basis. Historically, reserve requirements arising from instruments with off-balance sheet risk have not been material. Receivables and payables with clearing and other broker dealers are generally collateralized by cash deposits. Additional cash deposits are requested when considered necessary by the clearing organization or contra broker dealer.

Customer transactions are primarily entered in cash accounts. AtlasClearing maintains a few customer margin accounts which exposes the company to credit and market risks. However, this risk is minimized by AtlasClearing requirement that margin accounts must maintain at least a 4:1 ratio of securities to margin obligations.

Concentrations of credit risk that arise from financial instruments (whether on or off-balance sheet) exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet obligations to be similarly affected by economic, industry or geographic factors.

Recent Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 became effectuve for the Company for the annual period ended June 30, 2026. The adoption of ASU 2023-09 impacted the Company’s income tax disclosures only and did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Recent Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, a new standard to expand disclosures about income statement expenses. The guidance requires disaggregation of certain costs and expenses included in each relevant expense caption on the income statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The standard will be effective for annual periods beginning after December 15, 2026 (the Company’s fiscal year ending June 30, 2028), and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the provision of this ASU.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments, a new standard to clarify the accounting for settlements of convertible debt instruments. The amendments clarify the criteria used to determine whether a settlement of convertible debt should be accounted for as an induced conversion (resulting in the recognition of an inducement expense) or as a debt extinguishment (resulting in a gain or loss on extinguishment). Specifically, the update clarifies that induced conversion accounting applies only if the inducement offer preserves the form and amount of consideration issuable under the instrument’s existing conversion privileges. It also extends the guidance to include convertible debt instruments containing cash conversion features and instruments that are not currently convertible at the offer date, provided they contain a substantive conversion feature. ASU 2024-04 is effective for the Company for fiscal years beginning after December 15, 2025 (the Company’s fiscal year ending June 30, 2027), including interim periods within that fiscal year, with early adoption permitted. The guidance may be applied either retrospectively to all prior periods presented or prospectively to all debt settlements occurring on or after the adoption date. The Company is currently evaluating the impact that ASU 2024-04 will have on its consolidated financial statements and its existing debt obligations, including its Convertible Notes, Debentures, and Secured Convertible Notes.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. CASH SEGREGATED IN ACCORDANCE WITH FEDERAL REGULATIONS

The AtlasClearing is required by Rule 15c3-3 of the Securities and Exchange Commission to maintain a cash reserve with respect to customers’ transactions and credit balances, on a settlement date basis. Such a reserve is computed weekly using a formula provided by the rule and the reserve account must be separate from all other bank accounts of AtlasClearing. The required reserve as of June 30, 2026 and 2025, was calculated to be $22,436,492 and $20,890,603, respectively. AtlasClearing had $23,376,990 and $21,175,129, respectively, cash on deposit in the reserve account, which was $940,498 and $284,526, respectively, more than the amount required. On July 1, 2026, AtlasClearing withdrew $400,000 to the reserve account in accordance with the rule which resulted in an excess of $540,498. On July 1, 2025, AtlasClearing deposited $225,000 to the reserve account in accordance with the rule which resulted in an excess of $509,526.

AtlasClearing is required by Rule 15c3-3 of the Securities and Exchange Commission to maintain a cash reserve with respect to broker-dealer transactions and credit balances. Such a reserve is computed weekly using a formula provided by the rule and the reserve account must be separate from all other bank accounts of AtlasClearing. The required reserve as of June 30, 2026 and 2025, was calculated to be $521,309 and $100,000, respectively. As of June 30, 2026 and 2025, AtlasClearing had $378,962 and $200,575, respectively, cash on deposit in the reserve account, which was $142,347 less than the amount required as of June 30, 2026 and $100,575, respectively, more than the amount required. On July 1, 2026, the Company timely deposited $242,347 to the reserve account in accordance with the rule which resulted in an excess of $100,000.

NOTE 4. NET CAPITAL REQUIREMENTS

As a broker dealer, AtlasClearing is subject to the uniform net capital rule adopted and administered by the Securities and Exchange Commission. The rule requires maintenance of minimum net capital and prohibits a broker dealer from engaging in securities transactions at a time when its net capital falls below minimum requirements, as those terms are defined by the rule. Under the alternative method permitted by this rule, net capital shall not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. Also, the AtlasClearing has a minimum requirement based upon the number of securities’ markets that the Company maintains. At June 30, 2026 and 2025, AtlasClearing’s net capital was $14,416,508 and $11,190,362, respectively, which was $14,166,508 and $10,940,362, respectively, in excess of the minimum required.

NOTE 5 – CASH AND RESTRICTED CASH

Reconciliation of cash and restricted cash as shown in the statements of cash flows is presented in the table below:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$15,422,176	$7,533,690
Cash segregated - customers	24,041,343	21,874,954
Cash segregated - PAB	378,962	200,575
Total cash and restricted cash shown in the statement of cash flows.	$39,842,481	$29,609,219

NOTE 6 – RECEIVABLES & PAYABLES WITH BROKER DEALERS AND CLEARING ORGANIZATION

Amounts receivable and payable with broker dealers and the clearing organization include:

	June 30, 2026	June 30, 2025
Due from clearing organizations, net	$2,311,797	$4,021,151
Fails to deliver and receive	1,546,296	158,474
Total receivables	$3,858,093	$4,179,625

Due from clearing organizations, net	$40	$481,006
Fails to deliver and receive	—	16,654
Total payables	$40	$497,660

No losses were recognized on the receivables from broker dealers or clearing organizations during the years ended June 30, 2026 and 2025.

Accounts receivable from and payable to customers at June 30, 2026 and 2025, include cash and margin accounts. Securities owned by customers are held as collateral for any unpaid amounts. Such collateral is not reflected in the financial statements. The Company provides an allowance for credit losses, as needed, for accounts in which collection is uncertain. Management periodically evaluates each account on a case-by-case basis to determine impairment. Accounts that are deemed uncollectible are written off to bad debt expense. Bad debt expense net of bad debt recoveries and trading error adjustments for the year ended June 30, 2026 and 2025 was $54,543 and $398,826, respectively.

NOTE 7. LEASE COMMITMENTS

The Company has operating lease obligations for office spaces at its headquarters location for AtlasClearing and for a corporate apartment utilized for business purposes.

The various leases have the following characteristics:

The Company renewed a three-year operating lease for office space in February 2024, which will expire January 31, 2027. The terms of the agreement call for an annual 3% escalation in rents and one three-year renewal option at market rates.

The Company entered into a sublease agreement for additional office space in February 2026. The sublease commenced on March 1, 2026 and expires February 28, 2029. The lease provides for annual rent escalations over the lease term.

The Company entered into an operating lease for a corporate apartment in February 2026. The lease commenced on February 4, 2026 and expires April 2, 2027.

The Company entered into an operating lease for a corporate office in June 2026. The lease commenced on June 11, 2026 and expires August 31, 2029.

Rent expense under the four operating agreements totaling $235,040 and $195,266 for the years ended June 30, 2026 and 2025, respectively, was charged to operations during the fiscal years ended June 30, 2026 and 2025, respectively. The following is the future minimum payments required by the office lease agreements in effect at June 30, 2026:

2027	314,517
2028	217,115
2029	163,314
2030	7,930
Total minimum lease payments	702,876
Less interest factor	(21,867)
Total operating lease liability	681,009
Less operating lease liability - current portion	(301,622)
Operating lease liability - long term portion	$379,387

As disclosed in Note 2, the Company adopted ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the statement of financial condition. The Company uses its estimated cost-of-capital at lease commencement as its interest rate, as the operating leases do not provide readily determinable implicit interest rates.

The following table presents the Company’s lease-related assets and liabilities as of June 30, 2026 and 2025:

	June 30,	June 30,
	2026	2025

Operating lease ROU Asset - Opening Balance	$179,267	$326,336
Increase	661,805	—
Decrease	(172,747)	(147,069)
Operating lease ROU Asset - Ending Balance	$668,325	$179,267

Operating lease liability - Short Term	$301,622	$111,983
Operating lease liability - Long Term	379,387	70,746
Operating lease liability - Total	$681,009	$182,729

The following table presents the weighted-average remaining lease term and weighted-average discount rates related to the Company’s operating leases as of June 30, 2026 and 2025:

	June 30,	June 30,
	2026	2025
Weighted average remaining lease term	2.14 years	1.58 years
Weighted average discount rate	2.69%	5.00%

NOTE 8. INTANGIBLE ASSETS AND GOODWILL

Amortization expense related to the amortization of the developed technology and customer list. During the year ended June 30, 2026 and 2025 amortization expense of $1,411,577 and $1,362,446, respectively, was recognized.

Intangible Assets of the Company at June 30, 2026 and 2025 are summarized as follows:

		June 30, 2026
	Est useful		Accumulated	Impairment
	life	Cost	Amortization	of Asset	Net

Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Developed technology	10 years	1,928,800	(336,523)	—	1,592,277
Customer Lists	12 years	14,625,000	(2,911,644)	—	11,713,356
Intangible Assets		$22,696,325	$(3,248,167)	$—	$19,448,158

		June 30, 2025
	Est useful		Accumulated	Impairment
	life	Cost	Amortization	of Asset	Net

Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Developed technology	10 years	1,928,800	(143,696)	—	1,785,104
Customer Lists	12 years	14,625,000	(1,692,894)	—	12,932,106
Intangible Assets		$22,696,325	$(1,836,590)	$—	$20,859,735

Below is a summary of the amortization of intangible assets for the next five years:

Year	Amount
June 30, 2027	$1,411,577
June 30, 2028	1,414,916
June 30, 2029	1,411,577
June 30, 2030	1,411,577
June 30, 2031	1,411,577
Thereafter	6,244,408

NOTE 9. RELATED PARTY TRANSACTIONS

Advances from Related Parties

On May 9, 2024, Quantum Ventures, a related party, transferred 935 shares of Common Stock to pay for $47,750 of interest in connection with the Short-Term Notes that were payable to the sellers of AtlasClearing. The Company agreed to reimburse Quantum Ventures for the value of the shares plus 13% interest; as such a payable of $55,087 is due and payable to Quantum Ventures. This amount is reflected on the balance sheet as stock payable to related party as of June 30, 2026 and 2025.

As of June 30, 2026 and 2025, amounts due to Executive Chairman for advances made were $20,000 and $15,000, respectively, and are included in Accounts and payables to officers/directors on the balance sheet.

As of June 30, 2026 and 2025, amounts due to the President for advances made were $27,300 and $20,000, respectively, and are included in Accounts and payables to officers/directors on the balance sheet.

As of June 30, 2026 and 2025, $0 and $164,088, respectively of payables to former officers and directors prior to the Business Combination are included in Accounts and payables to officers/directors on the balance sheet.

Note Financing

In September 2025, the Company entered into the September Securities Purchase Agreements, as defined and described in Note 10 below. $1,050,000 and $1,000,000, respectively, of the aggregate purchase price amount of the Convertible Notes sold pursuant to the September-Securities Purchase Agreements were sold to Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, Jr., who is a member of the Company’s board of directors, and to Sandip Patel, the Company’s General Counsel, Chief Financial Officer and a member of the Company’s board of directors.

On October 8, 2025, the Company repaid the principal to Sandip Patel $1,200,000 in cash and to Sixth Borough Capital Fund, LP, $640,000 in cash and $500,000 through the issuance of Units sold pursuant to the Equity SPA. As such, as of June 30, 2026, no amounts are due under the Convertible Notes sold pursuant to the September Securities Purchase agreement held by Sandip Patel and Sixth Borough Capital Fund, LP.

Other related party transactions

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

Twelve subordinated loan agreements totaling $1,930,000 are with current and former shareholders and debt holders of the AtlasClearing. $1,280,000 of the loans are no longer treated as related parties. The $250,000 note from SureRoute is a related party transaction as the Executive Chairman of the Company is the beneficial owner of SureRoute. Interest expense associated with the subordinated borrowings totaled $154,100 during the year ended June 30, 2026. As of June 30, 2026 interest payable on the subordinated notes was $40,125.

Debenture

On August 4, 2025, the Company entered into a securities purchase agreement (“August Securities Purchase Agreement”) with an institutional investor (the “Holder”) controlled by Robert D.Keyser, Jr., a member of our board of directors, under which the Company agreed to issue and sell, in a private placement, a Series A convertible debentures (the “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears 10% interest and originally was to mature on August 3, 2026. On September 11, 2026, the Company and the Holder entered into an amendment to the Debenture, extending the maturity date to February 3, 2027. The Holder is entitled to convert the unpaid principal amount of the Debenture, plus accrued interest and penalties, at any time $0.15 per share. If, at any time, the Company receives financing from third party (excluding the Holder), the Company is required to pay to the Holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the Holder, one hundred percent (100%) of the proceeds raised from the third party until such time as the face amount of the Debenture has been paid in full.

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

The Company recognized the discount of $362,067 at issuance consisting of the fair value of the derivative at issuance of $352,067, and $10,000 of transaction cost paid at closing. As a result, the Company recognized $331,895 in amortized debt discount and $45,833 in interest expense for the year ended June 30, 2026. The balance as of June 30, 2026 is $515,661 net of $30,172 of unamortized debt discount. See note 15 for additional disclosure regarding fair value of the derivative.

NOTE 10. NOTES PAYABLE

The following table represents the notes payable and related financing as of June 30, 2026 and June 30, 2025:

	June 30, 2026	June 30, 2025

Promissory notes	$430,484	$1,207,797
Current portion of long-term merger financing, net	—	980,106
Merger financing payable	—	1,618,575
Merger financing -derivative	—	63,696
Tau Agreement	—	539,787
Debenture (related party)	515,661	—
Derivative liability - debenture	252,374	—
Convertible note - derivative	—	103,185
Current portion	$1,198,519	$4,513,146

Long-term convertible note Chardan, net	$—	$718,866
Secured Convertible Note, net	11,210,358	8,909,070
Subordinated borrowings	1,930,000	1,930,000
Long term portion	$13,140,358	$11,557,936

Chardan Convertible Note

During the year ended June 30, 2026, the Company issued a total of 4,845,072 shares of Common Stock to Chardan Capital Markets LLC (“Chardan”) under a promissory note issued to Chardan on October 23, 2024 (the “Chardan Note”), for a total of $959,764 in principal. The conversion rate of 90% of the trailing seven-trading day VWAP prior to payment was between $0.16 and $0.18 per share. As a result, the Company recognized $240,897 in amortized debt discount included in interest expense and has fully settled the Chardan Note balance. As of June 30, 2026 and June 30, 2025, the balance under the Chardan Note was $0 and $718,866, respectively.

See Note 15 for additional information on the fair value and change in fair value related to the derivative.

Secured Convertible Note Financing

On January 7, 2025, the Company and Funicular Funds, LP (“Funicular”) entered into an Amendment, Waiver and Consent (the “Amendment”). Pursuant to the Amendment, the Company and Funicular agreed to certain amendments to the secured promissory note, in the original principal amount of $6 million (the “Secured Note”), and the registration rights agreement (the “Funicular RRA”), in each case entered into between them on February 9, 2024, including an extension of the maturity date of the Secured Note from November 9, 2025 to January 31, 2028. In addition, Funicular agreed to waive certain defaults by the Company under the Secured Note and the Funicular RRA. The Company and the Investor agreed that (a) as of December 31, 2024, the aggregate principal amount of the Note, including all accrued interest through such date (all of which has been added to the principal amount as payment-in-kind) and the aggregate amount of all Registration Delay Payments (as defined in the Funicular RRA) through such date, was $9,357,195, and (b) effective as of January 1, 2025, the Note would accrue interest at the rate of 12.5% per annum specified in the Note, and not at the default rate of 20% per annum.

As of January 7, 2025, AtlasClear Holdings, Inc. accounted for the Amendment as a restructuring under troubled debt restructuring in accordance with ASC 470-60 (“TDR”) of the outstanding liabilities related to the Amendment. The Amendment resulted in the future undiscounted cash flows of the modified debt being greater than the net carrying value of the original debt, as the only change to cash flows was the additional interest for the period from old maturity date to the new maturity date. Since the maximum total undiscounted future cash payments exceeded the carrying amount of the payable, no adjustment to the carrying amount of the restructured debt was required and no restructuring gain was recognized.

During the year ended June 30, 2025, the Company received notice to convert principal and interest under the Secured Note totaling $509,549 resulting in the issuance of 258,678 shares.

During the year ended June 30, 2025, the Company incurred an additional $600,000 in fees due to delays in the registration statement and the unpaid interest of $1,831,819 was applied to the principal balance for a total principal balance of $9,422,271 as of June 30, 2025.

For the year ended June 30, 2025, the Company recognized $1,720,449, of interest expense on the principal and $457,922 of interest related to the amortization of the debt discount issued with the Secured Note. As of June 30, 2025, the carrying value of the Secured Note was $8,909,070 net of discount of $513,201. During the year ended June 30, 2025, Quantum Ventures transferred 368,004 pre reverse split or 6,133 post reverse split registered shares to pay for interest of $217,373.

During the year ended June 30, 2026, the Company issued a total of 63,944,332 shares of Common Stock to Funicular under the Secured Note for total of $9,324,489 in principal and $267,161 of interest. The conversion rate was $0.15 per share, which is the floor established under the Secured Note.

As of October 8, 2025, the company had recognized $269,925 in interest expense on the principal and $513,201 of interest related to the amortization of the debt discount. As of October 8, 2025, the carrying value of the Secured Note was $100,546.

On October 8, 2025, the Company entered into the Restated SPA with Funicular, which amended and restated in its entirety the securities purchase agreement, dated February 9, 2024, pursuant to which the Company had issued and sold to Funicular, in a private placement, the Secured Note, in the original principal amount of $6,000,000. Pursuant to the Restated SPA, the Company issued and sold to Funicular, for a purchase price of $10,000,000, the Restated Note, which amends and restates the Secured Note in its entirety. The principal amount of the Restated Note is $10,097,782, consisting of the $10,000,000 purchase price plus $97,782 in remaining outstanding principal under the Secured Note.

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

The Restated Note issued by the Company to Funicular on October 8, 2025 represents a freestanding financial liability within the scope of ASC 470-10 Debt – Overall, with certain fair value election provisions applied under ASC 825-10 Financial Instruments – Overall. The Restated Note replaces the prior Secured Note originally issued on February 9, 2024, described above, increasing the principal balance from approximately $97,782 to $10,097,782, thereby constituting a significant new investment and creating an extinguishment of the prior note under ASC 470-50 Debt – Modifications and Extinguishments.

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

As part of the transaction, fees and expenses incurred in connection with the amendment—principally legal and negotiation costs up to $25,000 —were deducted from the proceeds of the note and treated as fees paid to the creditor under ASC 470-50-40-17. Because the Restated Note is accounted for under the fair value option, third-party costs are expensed as incurred in accordance with ASC 825-10-25-3.

As a result, the Company recognized $22,235 as transaction cost consisting of $25,000 legal cost incurred and a gain of $2,764 in accumulated interest payable that was waived as a result of the Restated Note.

For the year ended June 30, 2026, the Company recognized $806,439 in accumulated interest under the Restated Note and recognized a loss in change in the fair value of $306,137 for the year ended June 30, 2026. See Note 15 for additional information on the fair value and change in fair value related to the Secured Note.

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

As of September 19, 2025, all of the Seller Notes have been fully settled via the conversion to shares of Common Stock. The Company during the year ended June 30, 2026, issued a total of 15,922,008 shares of Common Stock to the AtlasClearing sellers under both the Long-Term Notes and the Merger Financing Note, as defined above, for total of $2,565,216 in principal and $115,221 of interest. The conversion rate of 90% of the trailing 7 seven-trading day VWAP prior to payment was between $0.16 and $0.18 per share.

During the year ended June 30, 2025, the Company received conversion notices for a total $5,000,000 in short term loan principal and $366,979 of short-term loan interest, and long-term loan principal of $6,995,624 and $937,773 of long-term interest. In addition, the Company received conversion notices for a total of $1,439,586 in Merger Financing as discussed below and $256,091 of Merger Financing interest receiving a total of approximately 34,931,855 shares of common stock newly issued registered shares. During the year ended June 30, 2025, the company recognized $366,978 in interest expense on the short-term principal, $969,473 in interest expense on the long-term principal and $594,370 of interest related to the amortization of the debt discount on long-term loan created with the derivative liability. During the year ended June 30, 2025, Quantum Ventures transferred 6,133 registered shares to pay for accrued interest of $92,083 on short-term loan and $98,483 on long-term loan. As of June 30, 2025 the principal balance and accrued interest of short-term loan was fully settled with shares in agreed upon conversion terms. As of June 30, 2025 the principal balance on the long-term loan was $975,573 and $31,700 in accrued interest less of $27,167 of unamortized debt discount for total principal balance of $980,106 in long-term loans. The loan matured on February 9, 2026, and as such the long term loan has been included in current liabilities.

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

Tau Agreement – ELOC and Second ELOC Agreement

As of June 30, 2026, there are no shares available under the ELOC (as defined below) and accordingly no further advances are anticipated. Therefore the fair value of the ELOC was deemed to be $0 as of June 30, 2026. In addition, the Company had a receivable of $205,238 under the ELOC, however, since there are no shares available under the ELOC, the receivable was written off the loss was included net in the change in fair value of the Tau agreement. See Note 15 for additional information regarding the fair value method and related disclosures.

As such, as of June 30, 2025 the Company requested advance notices under the at-the-market agreement entered into between the Company and Tau on July 31, 2024 (the “ELOC” or “Tau agreement”) for a total of $2,093,822 which resulted in approximately 1,615,168 shares to be sold by Tau. Tau sold and settled 1,574,263 shares, of which 7,378 were shares transferred by a related party and 1,566,885 were shares issued by the Company, under the ELOC resulting in $1,911,472 of proceeds under the ELOC of which $41,089 remain as stock receivable. Tau purchased the shares from the Company at $2,116,710 resulting in a realized gain of $22,888. As of June 30, 2025, 35,282 all shares issued to Tau towards have been settled.

Promissory Notes

Interest Solutions, LLC. Shares of Common Stock were issuable to Interest Solutions, LLC (“Interest Solutions”) pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”) at a price per share of $120, subject to adjustment. Accrued interest on the Interest Solutions Note was payable monthly, beginning on June 30, 2024, at a rate of 13% per annum and the Interest Solution Note was to mature on February 9, 2026. Until all payments have been made to the AtlasClearing sellers, interest on the Interest Solutions Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the year ended June 30, 2026 and 2025, the Company recognized $8,913 and $35,652 in interest expense, respectively. On October 1, 2025, the Company issued 576,616 shares of Common Stock at a conversion price of $0.5627 in full settlement of $275,000 in principal and $49,462 of accrued interest. As of June 30, 2026 and 2025, there was $0 and $315,549, respectively, included in Promissory note payable.

JonesTrading Institutional Services LLC. Up to 3,283 shares of Common Stock were issuable to JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to a convertible promissory note, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”) at a price per share of $120, subject to adjustment. Accrued interest on the JonesTrading Note was payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. Until all payments have been made to the AtlasClearing sellers, interest on the Jones Trading Note may be paid in cash or shares of Common Stock valued at the then-current conversion price. Thereafter, all accrued interest must be paid in cash. During the year ended June 30, 2026 and 2025, the Company recognized $8,627 and $48,617, respectively, in interest expenses. On September 16, 2025, the Company and JonesTrading entered into an amendment to the promissory note agreement, whereby the conversion price floor of $2.00 was amended to $0.75. As a result, on September 16, 2025, the Company issued 585,229 shares of Common Stock at a conversion price of $0.75 in full settlement of $375,000 in principal and $63,922 of accrued interest. As of June 30, 2026 and 2025, there was $0 and $430,295, respectively included in Promissory note payable.

Toppan Merrill LLC. The Company issued to Toppan Merrill LLC (“Toppan”) a promissory note, dated as of February 9, 2024, in the aggregate principal amount of $160,025 (the “Toppan Note”). The maturity date of the Toppan Note was February 8, 2026 and the note accrued interest at a rate of 13% per annum. The principal and interest payments due under the note was not payable in shares of Common Stock. The Company paid $180,000 in cash on November 4, 2025 as full repayment of the promissory note. As of June 30, 2026 and 2025, there was $0 and $175,286, respectively, included in Promissory note payable.

Hanire Purchase Agreement: During the year ended June 30, 2026, the Company received $200,000 as a good faith deposit towards the securities purchase agreement entered into on December 31, 2024 between the Company and Hanire, LLC (the “Hanire Purchase Agreement”). As such, the proceeds received are treated as due on demand non interest bearing advances. If terms or repayment and additional funding is not negotiated, the Company expects to refund the good faith deposit. As of June 30, 2026 and 2025, there was $200,000 and $0, respectively included in Promissory note payable

D&O financing: During the year ended June 30, 2026, the Company renewed its Directors and Officers insurance policy and entered into a premium financing agreement to fund the annual premium which is included in Promissory note balance of $230,484 as of June 30, 2026. The agreement requires nine equal monthly payments of $47,128 and provides for an interest rate of 8.75%, for total amount financed of $408,686. The unamortized portion of the insurance premium is recorded within “Prepaid expenses and other current assets” and is being amortized to “General and administrative expense” on a straight-line basis over the one-year policy term.

Convertible Notes

On September 16, 2025, September 19, 2025 and September 23, 2025, the Company entered into separate securities purchase agreements (each, a “September Securities Purchase Agreement”) with certain institutional investors under which the Company agreed to issue and sell, in a private placement, convertible promissory notes (each, a “Convertible Note” and collectively, the “Convertible Notes”) for an aggregate principal amount of $6,000,000, for a gross purchase price of $5,000,000, reflecting a 20% original issue discount, before fees and other expenses. The Convertible Notes did not bear interest, and were to mature on the earlier of six-months from issuance or the date that the Company completes a Qualified Financing (meaning an issuance and sale of capital stock raising gross proceeds of at least $10 million, as defined in the Convertible Notes). The Convertible Notes were convertible into equity, at each holder’s option, at the closing of a Qualified Financing, at the same per share price as the securities sold in the Qualified Financing. The Convertible Notes were subject to customary events of default and related remedies.

The Convertible Notes are within the scope of ASC 470-10 and not an ASC 480 liability. The Company did not elect the ASC 825-10 fair value option. The instrument includes two embedded derivative features—the Conversion upon Qualified Financing and Event of Default acceleration—each meeting the definition of a derivative under ASC 815-15 and therefore requiring bifurcation and separate recognition at fair value. The Convertible Notes were issued at a 20% discount, and the aggregate discount (original issue plus bifurcation-related) will be amortized under ASC 835-30 using the effective interest method. The Convertible Notes did not bear any stated interest, and imputed interest was recognized accordingly. The Convertible Notes are presented as debt, with derivative liabilities separately disclosed and measured at fair value.

The Company recognized the discount of $1,682,154 at issuance consisting of the fair value of the derivative at issuance of $382,154, $1,000,000 originally issued discount and $300,000 of transaction cost paid at closing. On October 8, 2025 in connection with the Equity SPA discussed below, the Company repaid $1,850,000 in cash and converted $4,150,000 of the Convertible Note into the Units sold pursuant to the Equity SPA. As a result, the Company recognized $1,682,154 in amortized debt discount for the year ended June 30, 2026. The balance as of June 30, 2026 fully settled and no amounts remain due under the Convertible Note. The derivative was derecognized as a result of the full settlement of the Convertible Note. See note 15 for additional disclosure regarding fair value of the derivative.

Equity Financing

On October 8, 2025, the Company entered into the Equity SPA with certain institutional investors (each, an “Investor”), including Funicular, pursuant to which the Company agreed to issue and sell, in a private placement, 16,666,666 Units for a purchase price of $0.60 per Unit. Each Unit consists of one share of the Common Stock and one warrant (each, a “Warrant Liability”) to purchase Common Stock. Due to rounding the units were split into16,666,665 shares of Common Stock and 16,666,668 warrants. Of the total investment amount of $10,000,000, $5,850,000 of proceeds were received and $4,150,000 were converted from the Convertible Notes discussed above.

The Warrant Liability are immediately exercisable on a cash basis or exchangeable on a cashless basis and will expire five years from the date of issuance. Each Warrant Liability will be initially exercisable for one share of Common Stock at an initial exercise price of $0.75 per share, subject to adjustment for stock splits, distributions and the like (the “Initial Exercise Price”). The Initial Exercise Price is also subject to potential increase if the Company completes certain subsequent offerings at a price greater than the Initial Exercise Price while the Warrant Liability remain outstanding. At any time after the issuance of the Warrant Liability, the holder of the Warrant Liability may exchange the Warrant Liability on a cashless basis for a number of shares of Common Stock determined by multiplying the total number of shares with respect to which the Warrant Liability is then being exercised by the Black Scholes Value (as defined in the Warrant Liability) divided by the lower of the two closing bid prices of the Common Stock in the two days prior the time of such exercise.

In the event of a Fundamental Transaction (as defined in the Warrant Liability ), the holders of the Warrant Liability will be entitled to receive upon exercise of the Warrant Liability the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrant Liability immediately prior to such Fundamental Transaction. Additionally, as more fully described in the Warrant Liability , the holders of the Warrant Liability will be entitled to receive consideration in an amount equal to the Black Scholes value of the Warrant Liability in connection with a Fundamental Transaction. If the Company fails to timely deliver the shares of Common Stock issuable upon exercise of the Warrant Liability, the Company will be subject to liquidated damages.

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

The Company engaged Dawson James Securities, Inc. as the placement agent (the “Placement Agent”) with respect to the offering of the Restated Note and the Units. The Company agreed to pay the Placement Agent’s fees totaling (i) 4.5% of the aggregate gross proceeds from the sale of the Restated Note, (ii) 6% of the aggregate gross proceeds from the sale of the Units to current or previous investors not introduced to the Company by the Placement Agent and (iii) 7% of the aggregate gross proceeds from the sale of the Units to investors introduced to the Company by the Placement Agent, and to reimburse the Placement Agent’s expenses (subject to a cap). Resulting in total transaction cost paid of $1,228,500. The Company also agreed to issue warrants to purchase up to an aggregate of 1,000,000 shares of Common Stock with a fair value of $334,062 to the Placement Agent and its designees, resulting in total transaction cost of $1,562,562. The fair value of the warrants issued to the Placement Agent was included in the transaction cost and allocated between the Warrant Liability in the amount of $865,659 and the Common Stock in the amount of $696,903 on a pro rated basis.

$500,000 of the Units sold pursuant to the Equity SPA were purchased by Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, Jr., who is a member of the Company’s board of directors and the Chief Executive Officer of the Placement Agent.

The closings of the issuance and sale of the Restated Note and the Units occurred on October 9th through October 14th, 2025, and the Company issued an aggregate of 16,666,665 shares of Common Stock and 16,666,668 Warrant Liability . Total proceeds were allocated between the warrants and the shares included in the units using the residual method with $5,540,000 fair value allocated to the warrant liability and $4,460,000 allocated to equity.

At the closings, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed, among other things, to file one or more registration statements covering the resale of the shares of Common Stock included as part of the Units, as well as the shares issuable upon conversion of the Restated Note or exercise of the Warrant Liability. The Company will be subject to liquidated damages if it fails to meet certain conditions set forth in the Registration Rights Agreement.

The Company evaluated the classification of the Warrant Liability , Common Stock, and the Registration Rights Agreement issued or entered into pursuant to the Equity SPA. The assessment was performed under the relevant guidance in ASC 480-10, ASC 815-10, ASC 815-40, and ASC 825-20, to determine whether these instruments should be accounted for as freestanding or embedded financial instruments, and whether they meet the criteria for equity or liability classification. The Warrant Liability are classified as freestanding derivative financial liabilities within the scope of ASC 815-10 and ASC 815-40, measured initially and subsequently at fair value through earnings. The issued shares of Common Stock are freestanding equity instruments. The Registration Rights Agreement is a freestanding contingent obligation within the scope of ASC 825-20, with potential liability recognition contingent on probability and estimability under ASC 450-20. See Note 15 for additional disclosure regarding fair value of the Warrant Liability .

Winston & Strawn Agreement

Up to $2,500,000 in shares of Common Stock were issuable to Winston & Strawn LLP (“Winston & Strawn”) pursuant to a subscription agreement, dated as of February 9, 2024, between Winston & Strawn and the Company (the “Winston & Strawn Agreement”). Pursuant to the Winston & Strawn Agreement, the Company was to issue $2,500,000 worth of shares of Common Stock as payment for legal services, in three equal installments of $833,333 beginning on August 9, 2024. As of June 30, 2025, the amount is included in Winston & Strawn Agreement as a liability of $2,489,945. Due to the nature of the settlement terms, the Winston & Strawn Agreement was deemed to be a derivative liability to the Company as of June 30, 2025 under ASC 480. Change in fair value of the subscription agreement are measured at each reporting period with change reported in earnings. See valuation approach and further disclosure on Note 15.

On January 26, 2026, the Company and Winston & Strawn entered into a settlement agreement. The Company agreed to provide Winston & Strawn with cash and shares of the Company’s Common Stock. The Company paid $1,000,000 in cash, and issued a total of 1,000,000 shares of the Company Common Stock with a deemed value of $750,000 and a fair value of $260,700 based on the closing stock price on January 26, 2026 resulting in a loss of $570,300 loss on settlement. As of June 30, 2026 the Company has complied with the terms and has fully settled the obligations with Winston & Strawn.

Subordinated borrowings

The Company has entered into FINRA-approved subordinated loan agreements totaling $1,930,000. The agreements consist of (i) six legacy subordinated notes totaling $650,000 with current and former officers, directors, and related parties that bear at 5% per annum, and (ii) six subordinated loan agreements totaling $1,280,000 funded in October 2023. The October 2023 subordinated loans were renewed through amendments approved by FINRA and bear interest at 10% per annum, payable quarterly. The amended October 2023 subordinated notes mature in October 2026.

The subordinated loan agreements generally mature annually and may be renewed upon agreement of the parties and approval by FINRA. Management currently anticipates that these borrowings will continue to be renewed as they mature; however, future renewals are subject to regulatory approval and the Company’s capital requirements.

The loan principal and related accrued interest are unsecured and subordinated in right of payment to all present and future creditors of the Company. The subordinated loans are allowable in the computation of net capital under Rule 15c3-1 of the Securities Exchange Act of 1934. To the extent the subordinated borrowings are required for compliance with minimum net capital requirements, they may not be repaid without FINRA approval.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2026 and June 30, 2025 the fair value of the earnout liability was $263,000 and $11,369,000, respectively. As a result of the delay in the Company’s planned acquisition of Commercial Bancorp of Wyoming (“Commercial Bancorp”), the Company has not yet been able to implement the targets of software product revenue under the earnout. As such, management has revisited its revenue targets through the earnout period, resulting in a significant reduction in the estimated value attributed to the Software Product Earn Out Shares. See Note 15 Fair Value Measurements for additional information.

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

Refer to Note 13 for discussion regarding stock based compensation. As of June 30, 2026 the Company paid the one time signing bonuses for a total of $850,000 under the employment agreements discussed above.

Commercial Bancorp Share Purchase Agreement

On February 5, 2026, the Company entered into a share purchase agreement (the “Purchase Agreement”) with Commercial Bancorp, and each of the shareholders of Commercial Bancorp (collectively, the “Sellers”). The Purchase Agreement provides for the Company to acquire (the “CB Acquisition”) from the Sellers all of the outstanding shares (the “Shares”) of common stock of Commercial Bancorp, which is the owner of all of the outstanding stock of Farmers State Bank, a Wyoming state-chartered member bank (the “Bank”), subject to the terms and conditions set forth in the Purchase Agreement. As previously disclosed, the Company had previously entered into an agreement and plan of merger, as amended, to acquire Commercial Bancorp, which agreement has expired in accordance with its terms.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to purchase the Shares from the Sellers for consideration consisting of a combination of cash and shares Common Stock, with the total amount of consideration to be determined based on (i) each Seller’s election to receive cash, shares of Common Stock, or a combination thereof, (ii) the adjusted book value of the operational portion of the equity capital of Commercial Bancorp as of the closing of the CB Acquisition (the “CB Closing”), determined in accordance with the provisions of the Purchase Agreement (the “ABV”), (iii) the value of the existing building and land comprising the physical location of the Bank (the “Premises”), and (iv) Commercial Bancorp’s net operating loss as reflected on its most recent tax return prior to the CB Closing, multiplied by the maximum corporate federal income tax rate in effect as of the date of the CB Closing (the “NOL Tax Benefit”). Each Seller may elect (the “Election”) to receive an amount equal to any of the following three options: (i) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable one-third in cash and two-thirds in shares of Common Stock; (ii) two times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in cash; or (iii) three times such Seller’s pro rata portion of the ABV, plus such Seller’s pro rata portion of the value of the Premises and the NOL Tax Benefit, payable entirely in shares of Common Stock. The Company has made an earnest money deposit payment in the amount of $100,000 to Commercial Bancorp, which deposit will be applied to the cash portion of the consideration payable at the CB Closing or, if the CB Closing does not occur under certain circumstances, retained by Commercial Bancorp.

The shares of Common Stock to be issued pursuant to the Purchase Agreement will be valued based on either the closing price of the Common Stock on the date of execution of the Purchase Agreement ($0.23), or on the business day immediately preceding the date of the CB Closing, at each Seller’s option. The Company agreed to file with the SEC, by the later of 90 days following the date of the Purchase Agreement and ten business days following the deadline for each Seller to make an Election, a resale registration statement with respect to the shares of Common Stock issuable pursuant to the Purchase Agreement (the “Resale Registration Statement”). The Company agreed to file with the SEC a Resale Registration Statement with respect to the shares of Common Stock issuable pursuant to the Purchase Agreement, which was filed on June 8, 2026.

The obligations of each of the Sellers and the Company under the Purchase Agreement are subject to specified conditions, including, among other matters: (i) the receipt of all required regulatory approvals, (ii) the Resale Registration Statement having been declared effective by the SEC, such that all shares of Common Stock to be issued pursuant to the Purchase Agreement shall be registered for resale and freely tradeable, (iii) the receipt of certain specified third-party consents, and (iv) the absence of any injunctions being entered into or law being adopted that would make the CB Acquisition illegal.

The Purchase Agreement contains customary representations and warranties of Commercial Bancorp and the Bank, the Sellers and the Company. It also contains customary covenants, including (i) covenants providing for each of the parties to use reasonable best efforts to cause the CB Acquisition to be consummated and to receive all required regulatory approvals, including from the Federal Reserve Board and the Wyoming Division of Banking, (ii) covenants providing for Commercial Bancorp and the Bank to carry on their respective businesses in the ordinary course of business, and to refrain from taking certain actions, during the period between the execution of the Purchase Agreement and the CB Closing, and (iii) granting the Company observation rights with respect to meetings of the boards of directors of Commercial Bancorp and the Bank during the period between the execution of the Purchase Agreement and the CB Closing. Commercial Bancorp, the Bank and the Sellers have also agreed not to initiate, solicit, encourage or otherwise facilitate the making of any proposal or offer relating to alternate transactions or, engage in any discussions or negotiations with respect to alternate transactions.

The Purchase Agreement contains termination rights for each of the Sellers and the Company, including, without limitation, in the event that (i) any governmental entity issues a non-appealable final order denying approval of the CB Acquisition; (ii) the CB Acquisition is not consummated within two years of the execution of the Purchase, subject to extension under certain circumstances; or (iii) the other party breaches its representations, warranties or covenants under the Purchase Agreement which would give rise to the failure of a closing condition and such breach is not cured within 30-days of receipt of written notice of such breach.

Line of Credit

AtlasClearing has a $10,000,000 revolving line of credit with BMO Bank N.A. The interest rate is determined at the time of borrowing as agreed by the Company and the bank. The line of credit currently provides for interest at the bank’s overnight rate plus 1.5% and is secured by AtlasClearing’s assets. In addition, the line of credit carries an interest rate of 0.5% on its unused portion. The interest cost was $0 and $50,833 for the year ended June 30, 2026 and 2025, respectively. The Company did not have an outstanding balance on the line of credit as of June 30, 2026 and 2025. The line of credit contains certain loan covenants and advances on the line of credit are payable on demand. Management believes the Company was in compliance with applicable covenants as of June 30, 2026 and 2025.

The line of credit agreement requires AtlasClearing to maintain line of credit collateral with value, as determined by the bank, in an amount at least equal to a percentage of the loan amount as specified by the bank. Advances on the line of credit are payable on demand. The entire amount of this credit facility is available to be drawn and used to meet AtlasClearing’s liquidity requirements for NSCC clearing margin deposits.

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

AtlasClearing

On February 27, 2018, an extended hearing panel of the Department of Enforcement of the Financial Industry Regulatory Authority, Inc. (“FINRA”), Office of Hearing Officers, issued its decision ordering fines aggregating $1.47 million for violations of the applicable short sales and anti-money laundering rules. AtlasClearing appealed the decision to the National Adjudicatory Council (“NAC”). On December 19, 2019, NAC issued its decision ordering that the fines be reduced by $205,000 to an aggregate $1.265 million. AtlasClearing made a timely appeal to the SEC to hear the case. On December 28, 2023, the SEC issued a ruling affirming the findings of violations and remanding the matter back to FINRA to reconsider the appropriate sanctions in light of the SEC decision. On July 10, 2025, the National Adjudicatory Council reduced the fines to an aggregate of $490,000. The Company made a timely appeal of the decision to the SEC. Pursuant to FINRA Rules, the Company’s timely appeal of the decision to the SEC deferred the effectiveness of the findings and sanctions. Due to the disparity in the range of fines of similar cases, the Company believes that the final amount is not reasonably estimable. The Company has booked a contingent liability totaling $100,000 which represents the estimated low end of the possible range of fines.

Software Development and License agreement

On June 10, 2025, the Company and Pacsquare entered into a Software Development and License agreement, where the parties agreed to supersede and replace the Pacsquare Purchase Agreement and to fully release one another form any and all obligations or claims arising from or pursuant to the prior agreement. Therefore as a result of entering into the agreement the parties agreed to a 36 month term software development and licensing service where Pacsquare will continue to develop the Online Account Application (“OLA”) provide updates, bug fixes, patches or other error corrections and ongoing maintenance and support throughout the term of the agreement. Pacsquare will deliver the existing source code and provide up to 80 hours of developer-to developer support for knowledge transfer to new developers of the Company for a six month period. The OLA license shall be held by the Company perpetually can be transferred and will be royalty free to modify and develop the platform for internal use or for white-label deployment, to charge correspondents a fee for use and transfer and assign such license in connection with the sale of WDCO or Atlas. Payment shall be $375,00 payable over the 36 month term as follows: $20,000 upon effective date of agreement, $15,000 first month payment and $10,000 for the remaining 34 months.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2026 and June 30, 2025, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2026 and June 30, 2025, there were 150,337,774 and 40,165,603, respectively.

The Common Stock commenced trading on the NYSE American LLC (“NYSE American”) under the symbol “ATCH” on February 12, 2024. AtlasClear Holdings’ public warrants (the “Public Warrants”) commenced trading on the over-the-counter market (the “OTC”) under the symbol “ATCHW” on February 12, 2024.

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

Pursuant to a Software As A Services License Agreement, as payment in shares for services rendered during the year ended June 30, 2026, the Company issued 900,378 shares of Common Stock valued at the closing price on the date of issuance of $0.162 per share on September 17, 2025, $0.309 on April 20, 2026, resulting in compensation expense of $225,538.

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

In connection with the Equity SPA discussed in Note 10 above, the closings of the issuance and sale of the Units occurred on October 9 through October 14, 2025, and the Company issued an aggregate of 16,666,665 shares of Common Stock.

Refer to Note 10 for details regarding shares issued during the year ended June 30, 2026 and 2025.

Warrants—In connection with the Equity SPA, on October 8, 2025, the Company issued the Warrant Liability as discussed in Note 10 above. The warrants were issued to investors as an equity-linked incentive and to the placement agent as part of transaction compensation. The warrants entitle holders to purchase fully paid and non-assessable shares of common stock, subject to the terms summarized below.

Instruments Issued and Outstanding

●	Investor Warrants: 16,666,668 warrants issued on October 8, 2025

●	Placement Agent Warrants: 1,000,000 warrants issued on October 8, 2025

●	Public Warrants: 10,062,500 warrants issued on February 9, 2024

●	Private Warrants: 5,553,125 warrants issued on February 9, 2024

●	Secured Convertible Note Warrants: 600,000 issued February 9, 2024

●	As of June 30, 2026 there are a total of 32,468,960 warrants outstanding. During year ended June 30, 2026, the Company received three cashless warrant exercise notices from the Investor Warrant holders, resulting in 1,413,333 warrants exercised and the issuance of 4,214,127 shares of Common Stock valued at $1,094,669.

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

Refer to Note 15 for discussion regarding the fair value disclosures.

The following is a roll forward of the warrants as of June 30, 2026 and 2025:

Warrant class	Beginning Balance June 30, 2025	Issued	Exercised	Expired/Cancelled	Ending Balance June 30, 2026
Investor warrants	—	16,666,668	(1,413,333)	—	15,253,335
Placement Agent Warrants	—	1,000,000	—	—	1,000,000
Public Warrants	10,062,500	—	—	—	10,062,500
Private Warrants	5,553,125	—	—	—	5,553,125
Secured Note Warrants	600,000	—	—	—	600,000
Total	16,215,625	17,666,668	(1,413,333)	—	32,468,960

NOTE 13. STOCK BASED COMPENSATION

Executive Employment Agreements and Equity Awards

In September 2025, the Company entered into the Schaible Employment Agreement, the Ridenhour Employment Agreement and the Patel Employment Agreement, each as discussed in Note 11.

Under the terms of these agreements, the executives are entitled to annual base salaries ranging from $350,000 to $500,000 over the three-year term, annual discretionary cash bonuses contingent upon Company profitability and board approval, and various stock-based awards under the Company’s equity incentive plan.

Time-Based Stock Awards

Each of Messrs. Schaible and Ridenhour became entitled to receive a one-time grant of 700,000 shares of Common Stock upon execution of their respective agreements and an additional 286,842 shares on July 1, 2026, in each case subject to stockholder approval of an amendment to the Company’s equity incentive plan to increase the number of shares authorized for issuance thereunder. Each such grant vests on June 30 of the year following the grant date, subject to continued employment. The 700,000 shares to each were issued on July 14, 2026.

The grant-date fair value of the time-based awards was measured based on the closing price of the Company’s Common Stock determined to be $641,900 each for total of $1,283,800, on the respective grant dates and is recognized as compensation expense on a straight-line basis over the vesting period.

Schedule of Nonvested Stock Awards

(Shares in units; weighted-average grant-date fair value in $)

Activity	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2025	—	—
Granted	1,400,000	$0.92
Vested	—	—
Forfeited/Expired	—	—
Nonvested at June 30, 2026	1,400,000	$0.92

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

Schedule of Performance-Based (Market Condition) Awards by Tranche (Units; grant-date shares)

Tranche	VWAP Milestone	Grant-Date FV/Share	Nonvested at July 1, 2025	Granted	Vested	Forfeited/Expired	Nonvested at June 30, 2026
1	$0.75	0.66	—	3,170,479	—	—	3,170,479
2	$1.00	0.65	—	3,170,479	—	—	3,170,479
3	$1.24	0.64	—	3,170,479	—	—	3,170,479
4	$1.49	0.63	—	3,170,479	—	—	3,170,479
5	$1.74	0.62	—	3,170,479	—	—	3,170,479
Total			—	15,852,395	—	—	15,852,395

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

Stock-Based Compensation Expense

As of June 30, 2026, none of the stock price milestones had been achieved and no shares had vested under the performance-based awards.

Stock-based compensation expense recognized in the consolidated statements of operations was as follows:

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025
Time-based stock awards	$1,016,342	$—
Market-based stock awards	$2,631,352	$—
Total stock-based compensation expense	$3,647,695	$—

As of June 30, 2026, total unrecognized compensation cost related to unvested time- and market-based stock awards was approximately $7,781,637, which is expected to be recognized over a weighted-average period of 2.00 years.

NOTE 14. INCOME TAX

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

The benefit (provision) for income taxes consisted of the following for the periods indicated:

	June 30, 2026	June 30, 2025
Current Tax:
Federal	$—	$—
State	1,556	1,556
Total current	1,556	1,556

Deferred Tax:
Federal	(228,073)	(209,219)
State	(25,588)	(51,718)
Total deferred	(253,661)	(260,937)

Total benefit on income taxes	$(252,105)	$(259,381)

The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s loss or income before income taxes as follows for the periods indicated:

	June 30, 2026	Rate
Tax at Statutory rate (21%)	$359,262	21.00%

Permanent Differences:
Change in fair value of warrant liability	$(357,945)	(20.92)%
Meals	1,994	0.12%
Entertainment	846	0.05%
Chane in fair value of convertible note	(21,669)	(1.27)%
Change in fair value of Earnout Liability	(2,332,260)	(136.33)%
Change in fair value of Subscription Agreement	(377,904)	(22.09)%
Change in fair value of Convertible note SPA	(80,252)	(4.69)%
Change in fair value of Debenture	(20,936)	(1.22)%
Change in fair value of Secured convertible note	64,289	3.76%
Change in fair value of Tau Agreement	(70,255)	(4.11)%
Change in fair value of WDCO sellers convertible note	(13,376)	(0.78)%
Stock compensation	766,016	43.78%
Change in statutory rate	(29,057)	(1.70)%
Return To Provision	1,295,017	75.70%
State Tax – Net of Federal Benefit	(388,014)	(22.68)%
State Minimum Tax – Net of Federal Benefit	1,229	0.07%
Chang in Valuation Allowance – State	247,639	14.48%
Chang in Valuation Allowance - Federal	753,357	44.04%
–Goodwill intangible DTA recognized as part of acquisition	(50,086)	(2.93)%
Income tax benefit	$(252,105)	(14.74)%

	June 30, 2025	Rate
Tax at Statutory rate (21%)	$1,153,091	21.00%

Permanent Differences:
Change in fair value of warrant liability	$(38,765)	(0.71)%
Meals	2,836	0.05%
Entertainment	34	0.00%
Chane in fair value of convertible note	(837,981)	(15.26)%
Change in fair value of Long-Term and Short-Term Investor Notes	(2,597,515)	(47.31)%
Change in fair value of Earnout Liability	(195,090)	(3.55)%
Change in fair value of Subscription Agreement	13,503	0.25%
Change in fair value of Stock Payable	(48,887)	(0.89)%
Change in fair value of Tau Agreement	85,597	1.56%
Change in fair value of Tau commitment fee	(10,536)	(0.19)%
Change in fair value of WDCO sellers convertible note	(10,363)	(0.19)%
Change in fair value of WDCO Share payable	176,353	3.21%
Change in statutory rate	13,123	0.24%
Return To Provision	(1,477,734)	(26.91)%
State Tax – Net of Federal Benefit	(400,312)	(7.29)%
State Minimum Tax – Net of Federal Benefit	1,229	0.02%
Chang in Valuation Allowance – State	441,782	8.05%
Chang in Valuation Allowance - Federal	1,752,730	31.92%
Net adjustments - Federal	181,158	3.30%
–Goodwill intangible DTA recognized as part of acquisition	1,536,366	27.98%
Income tax benefit	$(259,381)	(4.72)%

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

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows for the periods indicated:

	June 30, 2026	June 30, 2025
Deferred Tax Assets:
Fixed Assets	$3,969	$3,881
Business Combination Expenses	541,171	533,602
IRC Sec. 195 Start-Up Costs	842,674	896,917
Allowance for Bad Debt	104,191	102,733
Accrued Contingent Liability	25,974	25,611
Lease Liability (ASC 842)	176,888	46,799
IRC Sec. 1231 Losses	1,776	1,775
Net Operating Loss	4,660,532	3,612,862
Total Deferred Tax Asset	6,357,175	5,224,180

Deferred Tax Liabilities:
Intangible Assets	3,042,476	3,312,054
ROU Lease Asset (ASC 842)	173,594	45,912
State Tax - Current	21,586	526
State Tax - Deferred	138,992	89,732
Total Deferred Tax Liability	3,376,648	3,448,224
Net Deferred Tax Asset before Valuation allowance	2,980,527	1,775,956
Valuation Allowance	(6,044,377)	(5,142,093)
Net Deferred Tax Asset/(Liability)	$(3,063,850)	$(3,366,137)

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

On the basis of this evaluation, as of June 30, 2026 and 2025, a valuation allowance of $6.04 million and 5.14 million, respectively, has been recorded because management has concluded that it is more likely than not that such DTA will ultimately not be realized in the near future. The amount of the DTA considered realizable, however, could be adjusted in future years if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits in general and administrative expenses. The Company has not recorded any unrecognized tax benefits, or related interest and penalties, as of the period ended June 30, 2026 and 2025. There are no significant fines/penalties for the period ended June 30, 2026 and 2025 and there are no new audits or any open audits as of June, 30 2026 and 2025.

For financial statement disclosure of tax positions taken or expected to be taken on a tax return, the impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There was no recognition of uncertain tax positions required for the period ended June 30, 2026 and 2025. Based upon review of the federal and state return for the open years and review of the draft financial statements for the period ended June 30, 2025, there are no material uncertain tax positions that require financial statement disclosure. The Company has federal income tax net operating loss (“NOL”) carryforwards of $17.79 million and $13.95 million as of June 30, 2026 and 2025, respectively. The net operating losses can be carried forward indefinitely. The Company also has various state NOL carryforwards of $18.57 million and $14.82 million as of June 30, 2026 and 2025, respectively which are expected to expire beginning in 2044. The Company’s NOLs may be limited under Section 382 of the Internal Revenue Code (“IRC”). NOLs are limited when there is a significant ownership change as defined by the IRC Section 382. The Company has not yet determined whether an ownership change has occurred that could limit the availability of its net operating loss carryforwards into 2027.

The Company is subject to taxation in the U.S. and state jurisdictions. Tax returns for fiscal years ended June 30, 2023 and subsequent years remain open to examination by the relevant tax authorities.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	June 30,
Description	Level	2026	2025
Assets:
Trading securities	1	$—	$5

Liabilities:
Winston & Strawn Agreement	3	$—	$2,489,945
Warrant liability – Private Warrants	3	$184,588	$123,062
Earnout liability	3	$263,000	$11,369,000
Convertible notes derivative	3	$—	$103,185
Merger financing derivative	3	$—	$63,696
Tau agreement	3	$—	$539,787
Debenture – derivative	3	$252,374	$—
Secured Convertible Note	3	$11,210,358	$—
Warrants liability – Equity SPA	3	$3,013,367	$—

Winston & Strawn Agreement

On February 9, 2024, the Company entered into the Winston & Strawn Agreement, as described in Note 10.

The Winston & Strawn Agreement is considered a variable-share obligation under ASC Topic 480 (“Distinguishing Liabilities from Equity”). The Winston & Strawn Agreement meets the requirements for classification under ASC 480 and as a result is required to be accounted for as a liability under ASC 480 and is presented as such on the Condensed Consolidated Balance Sheets. The Company will record a change in fair value on each reporting period until settlement in its Condensed Consolidated Statement of Operations. See Note 10 for further discussion.

As of January 26, 2026 the Company entered into a settlement agreement Winston & Strawn Agreement and, as such, the Company derecognized the carrying value of the agreement and recognized a loss on settlement of $570,300.

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

Input	June 30, 2026	June 30, 2025
Market price of public shares	$0.20	$0.19
Risk-free rate	4.15%	3.67%
Dividend yield	0.00%	0.00%
Volatility	205.12%	167.7%
Exercise price	$689.86	$689.86

Effective expiration date	February 2029	February 2029

Earnout Liability

The liability associated with the Earnout Shares was, initially as of February 9, 2024, valued using a Monte Carlo simulation to determine if and when the revenue hurdles would be achieved. The revenue volatility and revenue to equity correlation was based upon the same guideline public companies. As of June 30, 2026, the Company revised when revenue hurdles would be achieved, as a result of the delay in financing and implementation of the Commercial Bancorp acquisition. Revenue targets were deemed less likely to be reached and as such, this resulted in a significant decrease in the value of the Earnout liability. The Monte Carlo simulation was performed simultaneously on both the share price and revenue to account for the correlation between revenue and equity.

The key inputs into the Monte Carlo model for the Earnout liability were as follows:

Input	June 30, 2026	June 30, 2025
Market price of public shares	$0.20	$0.19
Revenue volatility	50.00%	12.00%
Discount factor for revenue	22.32%	9.31%

Convertible Note Derivatives

The conversion derivatives associated with Short-Term Notes, Long-Term Notes and the Chardan Note were accounted for as a liability in accordance with ASC 815-40. The conversion derivative liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of conversion derivative liability in the consolidated statements of operations. The convertible note derivatives are made up of the fair value of the embedded conversion option included in the Long-Term Notes and the Chardan Note, which each had fair value as of June 30, 2026 of $0. The fair value of the embedded conversion option included in the Long-Term Notes and the Chardan Note had a fair value as of June 30, 2025 of $103,185 and $0, respectively, totaling $103,185.

Long-Term Notes

As of June 30, 2025 the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Long-Term Notes at $103,185. During the year ended June 30, 2026 the Long-Term Notes were settled in full and, as such, the derivative was settled in full with a zero value as of June 30, 2026.

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

As of June 30, 2026 and October 8, 2025, the Restated Note was valued using Black-Scholes model combined with the discounted cash flow model, resulting in the fair value of the Restated Note of $11,210,358 and $14,585,961, respectively.

The key inputs into the Black-Scholes model for the conversion derivative as of June 30, 2026 and October 8, 2025 were as follows:

Input	June 30, 2026	October 8, 2025
Market price of public shares	$0.20	$0.36
Conversion Price	$0.75	$0.75
Principal and interest balance at valuation date	$10,904,221	$10,097,782
Risk-free rate	4.18%	3.73%
Discount rate	17.95%	11.30%
Volatility	205.12%	165.13%
Effective expiration date	October 2030	October 2030
Term	4.28 years	5 years

Merger Financing Note

As of June 30, 2025 the conversion feature was valued using Monte Carlo model resulting in the fair value of the conversion option included in the Merger Financing Note of $63,696. During the year ended June 30, 2026, the Merger Financing Note was settled in full and, as such, the derivative was settled in full with a zero value as of June 30, 2026.

Input	June 30, 2025
Market price of public shares	$0.19
Risk-free rate	4.13%
Discount rate	15.63%
Probability of default	14.3%
Recovery rate	28.9%
Volatility	167.7%
Effective expiration date	February 2026

Tau Agreement

As discussed in Note 10, the Tau Agreement no longer has shares available to utilize and management does not intend to utilize the ELOC. As such as of June 30, 2026 the fair value of the Tau Agreement was deemed to be zero. As of June 30, 2025 the Tau Agreement and the related Commitment Fee was valued using Monte Carlo model resulting in the fair value of $539,787 and $337, respectively.

The key inputs into the Monte-Carlo model for the Commitment Amount as of issuance date of June 30, 2025 was as follows:

Input	June 30, 2025
Anticipated Monthly Advance Amounts	$40,000
Risk-free rate	3.75%
Volatility	167.7%
Effective expiration date	July 2026

Debenture Derivative

On August 4, 2025 the Company issued the Debenture as discussed in Note 10. The Company determined that the conversion feature was required to be bifurcated under ASC 815 and, as such, the Company fair valued the embedded derivative. As of June 30, 2026 the Debenture was valued using a Black-Scholes model and as of August 4, 2025, the issuance date, the Debenture was valued using a Scenario Based Methodology model resulting in the fair value of the conversion option included in the Debenture embedded derivative of $252,374 and $352,067, respectively. See Note 10 for additional information.

The key inputs into the Black-Scholes for the conversion derivative as of June 30, 2026 and Scenario Based Methodology model August 4, 2025 were as follows:

Input	June 30, 2026	August 4, 2025
Market price of public shares	$0.20	$0.22
Risk-free rate	3.71%	3.75%
Discount rate	20.06%	15.41%
Volatility	205.12%	165.9%
Effective expiration date	August 2026	August 2026

Convertible Note Derivative

On September 16, 2025 the Company issued Convertible Notes as discussed in Note 10. The Company determined that the conversion feature was required to be bifurcated under ASC 815 and, as such, the Company fair valued the embedded derivative. As of September 16, 2025, the issuance date, the Convertible Notes derivative was valued using a Scenario Based methodology model resulting in the fair value of the embedded derivatives included in the Convertible Notes of $5,382,154, of which at $382,154 was allocated to the embedded derivative. On October 8, 2025 in connection with the Equity SPA, the Company repaid the Convertible Note in full; as such as of June 30, 2026 the derivative was derecognized. See Note 10 for additional information.

The key inputs into Scenario Based Method for the conversion derivative as of September 16, 2025 were as follows:

Input	September 16, 2025
Discount rate	11.21%
Probability of default	8.98%
Recovery rate	42.90%
Effective expiration date	March 2026

Warrant Liability- Equity SPA

On October 8, 2025, the Company entered into the Equity SPA pursuant to which the Company agreed to issue and sell, in a private placement, 16,666,666 Units for a purchase price of $0.60 per Unit. Each Unit consists of one share of the Company’s Common Stock and one Warrant Liability. Due to rounding the units were split into16,666,665 shares of Common Stock and 16,666,668 warrants. In addition, 1,000,000 of Warrant Liability was issued to the placement agent as transaction cost. The Warrant Liability was accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statements of operations. The fair value of all Warrant Liability issued at issuance was $5,874,061 ($5,539,999 for the warrants included in the units and $334,062 for the warrants issued to placement agents).

The Warrant Liability was, initially and as of the end of each subsequent reporting period, valued using a lattice model, specifically a Black-Scholes model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Warrant Liability is the expected volatility of the Company’s Common Stock.

The key inputs into the Black-Scholes model for the Warrant Liability was as follows:

Input	June 30, 2026	October 8, 2025
Market price of public shares	$0.20	$0.36
Risk-free rate	4.18%	3.73%
Dividend yield	0.00%	0.00%
Volatility	205.125%	165.13%
Exercise price	$0.75	$0.75
Term	4.27 years	5 years

Effective expiration date	October 2030	October 2030

The following table presents the changes in the fair value of the following:

	Private Placement	Tau Agreement
	Warrants	Liability
Fair value as of June 30, 2025	$123,062	$539,787
Write off receivable	—	(205,238)
Change in valuation inputs or other assumptions	61,525	(334,549)
Fair value as of June 30, 2026	$184,588	$—

	Private Placement	Tau Agreement
	Warrants	Liability
Fair value as of June 30, 2024	$307,656	$—
Initial measurement	—	1,090,949
Fair value of advance requests	—	1,652,300
Transferred to equity	—	(1,911,472)
Change in valuation inputs or other assumptions	(184,594)	(291,990)
Fair value as of June 30, 2025	$123,062	$539,787

	Conversion	Earnout
	Derivative	Liability
Fair value as of June 30, 2025	$103,185	$11,369,000
Change in valuation inputs or other assumptions	(103,185)	(11,106,000)
Fair value as of June 30, 2026	$—	$263,000

	Conversion	Earnout
	Derivative	Liability
Fair value as of June 30, 2024	$16,462,690	$12,298,000
Change in valuation inputs or other assumptions	(16,359,505)	(929,000)
Fair value as of June 30, 2025	$103,185	$11,369,000

	Winston & Strawn	Merger Financing
	Agreement	Derivative
Fair value as of June 30, 2025	$2,489,945	$63,696
Change in valuation inputs or other assumptions	(1,799,545)	(63,696)
Fair value of settlement consideration	(1,260,700)	—
Loss on settlement	570,300	—
Fair value liability as of June 30, 2026	$—	$—

	Winston & Strawn	Merger Financing
	Agreement	Derivative
Fair value as of June 30, 2024	$2,425,647	$—
Initial measurement	—	113,044
Change in valuation inputs or other assumptions	64,298	(49,348)
Fair value liability as of June 30, 2025	$2,489,945	$63,696

Contingent
Guarantee
Fair value as of June 30, 2024	$3,256,863
Shares issued as partial payment	(1,210,290)
Change in valuation inputs or other assumptions	839,774
Exchange to Merger financing note	(2,886,347)
Fair value as of June 30, 2025	$—

	Debenture	Convertible Notes
	Derivative	Derivative
Fair value as of June 30, 2025	$—	$—
Initial measurement	352,067	382,154
Change in valuation inputs or other assumptions	(99,693)	(382,154)
Fair value as of June 30, 2026	$252,374	$—

	Secured	2025
	Convertible Note	Warrant Liability
Fair value as of June 30, 2025	$—	$—
Principal amount	10,097,782	—
Day 1 fair value charge to earnings	4,488,179	—
Initial measurement October 8, 2025	14,585,961	5,874,061
Accrued interest through June 30, 2026	806,439	—
Fair value of warrants exercised	—	(1,094,669)
Change in valuation inputs or other assumptions	(4,182,042)	(1,766,025)
Fair value as of June 30, 2026	$11,210,358	$3,013,367

There were no transfers between levels during the year ended June 30, 2026 and 2025.

NOTE 16. SEGMENT REPORTING

The Company operates as one reportable segment in accordance with ASC 280, Segment Reporting. The single reportable segment reflects the Company’s core business operations of securities broker and dealer, dealing in over-the-counter and listed securities.

The Chief Operating Decision Maker (CODM), identified as the Executive Chairman, who reviews financial performance and allocates resources on a consolidated basis. The Company’s internal reporting is prepared and reviewed as a single operating unit, without disaggregated information by product line, region, or customer type. Accordingly, the Company has determined that it operates in a single reportable segment.

The following table presents revenue and operating income (loss) for the periods presented:

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025
Commissions	$9,253,906	$5,937,532
Vetting fees	1,391,135	1,459,321
Clearing fees	2,055,780	3,165,714
Stock locate fees	6,780,814	287,465
Net gain/(loss) on firm trading accounts	506,141	6,580
Other revenue	64,859	—
Total revenue	$20,052,635	$10,856,612
Loss from operations	$(9,770,316)	$(4,917,281)
Total assets	$71,228,683	$60,892,833

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

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, other than as described below.

On July 1, 2026, the number of shares available for issuance under the Incentive Plan increased by 7,516,888 shares, equal to 5% of the total number of shares outstanding as of that date, in accordance with the terms of the Plan.

On July 14, 2026, the Board of Directors authorized the execution and delivery of equity award agreements in connection with stock option grants previously approved by the Company. Under the authorized agreements, the Company issued Nonstatutory Stock Option Agreements reflecting, 2025 Stock Options: An aggregate of 196,713 stock options granted to officers, directors, and key personnel, with an expiration date of January 26, 2030 and 2026 Director Stock Options: An aggregate of 3,289,634 stock options granted to members of the Board of Directors, with an expiration date of June 30, 2031.

Also July 14, 2026, each of Messrs. Schaible and Ridenhour received shares in connection with the one-time grant of 700,000 shares of Common Stock as well as one-time grants of 286,842 shares of restricted stock, in each case pursuant to their respective employment agreements. On July 17, 2026, the Compensation Committee of the Company’s Board of Directors approved in principal the modification of the terms of the performance-based stock awards issuable to Messrs. Schaible, Ridenhour and Patel pursuant to their respective employment agreements, to change the applicable price trigger adjustments to $0.44, $0.59, $0.73, $0.88 and $1.02 and the VWAP measurement period from 10 days to 3 days.

On July 23, 2026, the Company received two cash less warrant exercise notices from the Warrant Liability holders, resulting in 27,358 warrants exercised and the issuance of 100,970 shares of Common Stock valued at $18,478.

On September 11, 2026, the Company and Sixth Borough Capital Fund, LP entered into Amendment No. 1 to Debenture Agreement (the “Amendment”). The Amendment amends the Debenture Agreement, dated August 4, 2025 (the “Debenture”), between the Company and the Holder, pursuant to which the Company borrowed the principal amount of $500,000 from the Holder to extend the maturity date of the Debenture from August 3, 2026 to February 3, 2027, subject to accelerated repayment under certain circumstances. The Holder is an entity controlled by Robert D. Keyser, Jr., a member of the Company’s board of directors.

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

Our management, with the participation of our Executive Chairman and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, and as a result of the remediation of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at a reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was effective as of June 30, 2026.

Remediation of Previously Reported Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, management identified a material weakness in our internal control over financial reporting relating to the technical review and disclosures surrounding complex financial instruments, merger agreements, and related going concern assessments.

During the fiscal year ended June 30, 2026, management implemented a formal remediation plan to enhance our internal controls over accounting for complex transactions. Specifically, management:

1. Enhanced Management Oversight and Review Procedures: Established formal, standardized control activities requiring timely, pre-closing accounting evaluation and documentation for all complex, non-routine, and equity-linked financial transactions.

2. Engagement of Independent Technical Specialists: Implemented a formal control requiring the retention and direct engagement of qualified external third-party technical accounting advisors to assist management in evaluating, accounting for, and reviewing disclosure requirements for complex financial instruments and structural transaction terms.

3. Expanded Technical Accounting Resources: Enhanced access to authoritative GAAP accounting literature and technical research tools, and strengthened internal review protocols prior to financial statement authorization.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as non-accelerated filer under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Except for the remediation controls and enhancements described above implemented during the fiscal year ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2026.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

Not applicable.

PART III - OTHER INFORMATION

Item 10. Directors  , Executive Officers and Corporate Governance

Management and Board of Directors

The board of directors of AtlasClear Holdings is currently comprised of the six directors listed below. Each director holds office until his term expires at the next annual meeting of stockholders in the year following the year of such director’s election or until his or her death, resignation, removal or the earlier termination of his term of office. In August 2025, Mark Smith left our board of directors and Robert D. Keyser, Jr. was appointed to fill the resulting vacancy. In September 2025, Steven Carlson was re-appointed to serve as a member of our board of directors and Sandip Patel was appointed as the Company’s General Counsel and Chief Financial Officer.

Name	Age	Position(s)
Directors
John M. Schaible	56	Executive Chairman
Craig Ridenhour	55	President and Director
Sandip I. Patel	59	General Counsel, Chief Financial Officer and Director
Steven Carlson	65	Director
Thomas J. Hammond	69	Director
Robert D. Keyser, Jr.	67	Director

Executive Officers
John M. Schaible	56	Executive Chairman
Craig Ridenhour	55	President and Director
Sandip I. Patel	59	General Counsel, Chief Financial Officer and Director

John Schaible, 56, has served as our Executive Chairman since May 2024. Previously, he served as our Chief Strategy Officer and a member of our board from February 2024 to May 2024. Prior to that, he served as Chairman and Chief Executive Officer of Quantum from October 2020 to February 2024. Mr. Schaible is a co-founder, Chairman and Chief Executive Officer of AtlasBanc Holdings since 2010 and of Atlas FinTech, an affiliate of AtlasBanc, since 2016. Mr. Schaible also co-founded Anderen Bank and was Chief Operating Officer of Anderen Financial, a FDIC-chartered financial institution and bank holding company regulated by the Federal Reserve Board, respectively, from 2007 until the acquisition of Anderen by First United Bank in 2012, each affiliates of Atlas Banc. Mr. Schaible also founded and served as Chief Executive Officer of NexTrade, which created an electronic communications network (ECN) in 1994 that was sold to Citigroup in 2006. Mr. Schaible has a degree in business management from Colorado State University. Mr. Schaible has also served on the board of Colorado State University’s General Leadership Council and Center for Entrepreneurship.

Craig Ridenhour, 55, has served as our President since May 2024. Previously, he served as our Chief Business Development Officer and a member of our board from February 2023 to May 2024. Mr. Ridenhour has served as co-founder and Executive Vice President of Business Development for Atlas FinTech, a position that he has held since 2016. Since August 2022, he has also served as Chief Business Development Officer and a director of our subsidiary, AtlasClear. He sits on the board of directors of Atlas FinTech. Mr. Ridenhour is co-founder of AtlasBanc Holdings and EVP of Business Development, a position he has held since 2012. Mr. Ridenhour has been a licensed representative of Buckman, Buckman & Reid, Inc., a registered broker-dealer, since 2017. Mr. Ridenhour was the Managing Director of Wealth Management for Anderen Capital, a subsidiary of Anderen Financial, a FDIC-chartered financial institution and bank holding company regulated by the Federal Reserve Board, respectively, from 2008 until the acquisition of Anderen by First United Bank in 2012. Mr. Ridenhour has been securities licensed with FINRA since 1994 and held various positions throughout his career including acting in executive and principal capacities within brokerage firms. Mr. Ridenhour is a graduate of the University of Florida.

Thomas J. Hammond, 69, has served as a member of our board since February 2024. Previously, he served as a member of the Quantum Board from February 2021 to February 2024. Mr. Hammond was the President of ICE Clear U.S., a wholly owned clearing house of Intercontinental Exchange, Inc. (NYSE: ICE) from 2007 until his retirement in 2017. In that role, Mr. Hammond oversaw all technology, operations and financial functions at the clearing house. Prior to joining ICE, Mr. Hammond was Managing Director, Trading Operations at the Chicago Board of Trade (later the CME Group) where he played a leadership role in the successful transition to the Common Clearing Link. Before joining the CME Group in 2003, for a 17-year period, Mr. Hammond served as Chief Executive Officer, Executive Vice President and Chief Operating Officer of the Board of Trade Clearing Corporation (BOTCC), where he successfully managed the development and implementation of integrated over the counter (OTC) clearing systems. Mr. Hammond served on the boards of the Financial Services Division and the Chicago Operations Division of the Futures Industry Association, and participated in the Chicago Federal Reserve Bank’s Working Group on Financial Markets. Mr. Hammond earned a Bachelor of Science degree in Business Administration from Lewis University in Romeoville, IL.

Sandip I. Patel, 59, has served as a member of our board since February 2024. Previously, he served as a member of the Quantum Board from October 2020 to February 2024. Mr. Patel has been an attorney and corporate business consultant at Sandip I. Patel, P.A., a law firm founded by Mr. Patel in 2000. Since 2017, Mr. Patel has also served as Chief Legal Counsel of Channel Investments, LLC, a medical device company. Mr. Patel has been involved in the formation, acquisition, development, growth, and liquidity events related to companies in the healthcare, insurance and financial services fields. Mr. Patel currently holds public and private investments in a wide range of industries with a focus on medical devices, biotechnology, healthcare services and related technologies, as well as FinTech and related services. Mr. Patel is also a co-founding stockholder of AtlasBanc Holdings, and was a co-founding stockholder and board member of Anderen Bank. Mr. Patel was the Founder, President and Chief Executive Officer of the Orion group of companies, a full-service real estate development company. Previously, Mr. Patel served as Head of the New Business Development and M&A team to national health insurance companies. Mr. Patel oversaw all legal, regulatory and governmental affairs on behalf of WellCare, while serving as the General Counsel and a partner in the company. Since September 2021, Mr. Patel previously served as a director of Monterey Bio Acquisition Corporation, a former special purpose acquisition company (Nasdaq: MTRY). Mr. Patel received his JD degree from the Stetson University College of Law, and a B.B.A in Finance from the University of Georgia.

Robert D. Keyser, Jr., 67, has served as a member of our board since August 2025. Mr. Keyser is a veteran finance professional with over 40 years’ experience as a financial professional, investor and serial entrepreneur with extensive experience on both the sell and buy-side, including Investment Banking, M&A, Advisory, Capital Markets, Retail, and Institutional Sales. Mr. Keyser currently serves as the Director of Ark Financial Services, Inc., (“Ark”) which he founded in 2002. Ark is the holding Company of multiple financial services subsidiaries, the most active being Dawson James Securities, Inc. (“Dawson James”). Since 2002, Mr. Keyser has been the founder, CEO and Chairman of the Board of Directors of Dawson James, a full-service, Florida-based investment bank focused on emerging growth micro and small-cap private and public companies with expertise in the Life Sciences/Healthcare, Technology, AI, Crypto, and Consumer sectors. Mr. Keyser, is also the Founder, Managing Member, President and Portfolio Manager of Sixth Borough Capital Management, LLC, a multi-stage, event driven, alternative investment management company.

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

Board Committees

The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and the responsibilities described below. Each of these committees operates under a written charter that was approved by the Board and satisfies the applicable listing standards of NYSE, copies of which will are available on the investor relations portion of our website. Members will serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Steven Carlson, Thomas J. Hammond and Robert D. Keyser, with Mr. Keyser serving as chair. Rule 10A-3 of the Exchange Act and the NYSE American listing standards require that our audit committee be composed entirely of independent members. The Board has determined that each of Messrs. Hammond Carlson and Keyser meets the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE listing standards and each also meets the financial literacy requirements of the NYSE American listing standards. In addition, the Board has determined that each of Messrs. Hammond, Carlson and Keyser qualifies as an “audit committee financial expert” within the meaning of the SEC regulations.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the SEC. To our knowledge, during the year ended June 30, 2026, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the Company’s last completed fiscal year, the dollar value of all cash and noncash compensation earned by John Schaible, the Company’s Executive Chairman, Craig Ridenhour, the Company’s President, and Sandip Patel, the Company’s Chief Financial Officer and General Counsel. Other than as set forth herein, no executive officer’s total compensation exceeded $100,000 in any of the applicable years.

Name and Principal Position	Year Ended June 30	Salary ($)	Stock Awards		Bonus/Director Compensation ($)	All other Compensation		Total ($)
John Schaible	2026	595,268	641,900	(2)	201,374	16,725		1,455,267
Executive Chairman	2025	—	—		—	271,000	(1)	271,000

Craig Ridenhour	2026	595,268	641,900	(2)	201,374	110,274	(3)	1,548,815
President	2025	—	—		—	282,527	(1)	282,527

Sandip Patel	2026	508,605	—	(2)	201,374	14,062		724,041
Chief Financial Officer	2025	—	—		—	—		—

(1)	Consists of consulting payments of $208,500 for each Executive Chairman and President and payments made to an affiliate entity as consulting services of $62,500 and $74,027, respectively, earned in the fiscal years ended June 30, 2025.

(2)	Consist of the 700,000 shares issued to each Executive Chairman and President granted, which are reported based on the aggregate grant date fair value under ASC Topic 718 for awards granted during the year, rather than the GAAP accounting expense recognized during the period. Amounts exclude performance-based awards as the contingency is not yet satisfied.
(3)	Consists of commissions earned in the year.

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

On July 1, 2026, the number of shares available for issuance under the Incentive Plan increased by 7,516,888 shares, equal to 5% of the total number of shares outstanding as of that date, in accordance with the terms of the Plan.

Executive Employment Agreements

On September 19, 2025, the Company entered into employment agreements and amendments to employment agreements with each of John Schaible, the Company’s Executive Chairman, and Craig Ridenhour, the Company’s President, and on September 24, 2025, the Company entered into second amendments to such agreements with each such officer.

The employment agreements with Mr. Schaible and Mr. Ridenhour, as amended by such amendments (as so amended, the “Schaible Employment Agreement” and the “Ridenhour Employment Agreement,” respectively) provide for the employment of Mr. Schaible and Mr. Ridenhour as Executive Chairman and President, respectively, reporting to the Board, for an initial term of three years, subject to automatic successive one-year renewals unless either party provides written notice of non-renewal at least 60 days’ prior to the end of the then-current term. Each executive is entitled to receive an initial annual base salary of $400,000, subject to review at least annually and increase to $450,000 and $500,000 in the second and third years of the term, respectively. In addition, each executive is entitled to receive (i) a one-time cash signing bonus of $300,000, of which one-third is payable immediately and the balance is payable upon the earlier of (a) a minimum qualified cumulative financing of $5 million or (b) one-third at the end of the fourth quarter of 2025 and one-third at the end of the first quarter of 2026; and (ii) one-time stock grants of 700,000 shares and 286,842 shares on signing and July 1, 2026, respectively, in each case to vest on June 30 of the year following the grant. Each executive is also entitled to receive an annual bonus, provided that the Company is profitable and determined at the discretion of the Board, annual equity awards under the Company’s equity incentive plan, and up to five stock awards, each in an amount equal to 1% of the total number of the Company’s outstanding shares, vesting over three years, in the event the Company’s stock trading price reaches the following 10-day volume weighted average prices: $0.75, $1.00, $1.24, $1.49 and $1.74. On July 17, 2026, the compensation committee approved in principal the modification of the performance-based stock awards, to reduce the applicable price trigger adjustments to $0.44, $0.59, $0.73, $0.88 and $1.02 and modify the VWAP measurement period from 10 days to 3days.

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

On September 24, 2025, the Company entered into an employment agreement with Sandip Patel (the “Patel Employment Agreement”), a member of the Board, pursuant to which Mr. Patel will be employed as the Company’s General Counsel and Chief Financial Officer, reporting to the Board, for an initial term of three years, subject to automatic successive one-year renewals unless either party provides written notice of non-renewal at least 60 days’ prior to the end of the then-current term. Mr. Patel is entitled to receive an initial annual base salary of $350,000, subject to review at least annually and increase to $400,000 and $450,000 in the second and third years of the term, respectively. In addition, Mr. Patel is entitled to receive a one-time cash signing bonus of $250,000, of which one-third is payable immediately and the balance is payable upon the earlier of (a) a minimum qualified cumulative financing of $5 million or (b) one-third at the end of the fourth quarter of 2025 and one-third at the end of the first quarter of 2026. Mr. Patel is also entitled to receive an annual bonus, provided that the Company is profitable and determined at the discretion of the Board, annual equity awards under the Company’s equity incentive plan, and up to five stock awards, each in an amount equal to 0.5% of the total number of the Company’s outstanding shares, vesting over three years, in the event the Company’s stock trading price reaches the following 10-day volume weighted average prices: $0.75, $1.00, $1.24, $1.49 and $1.74. On July 17, 2026, the compensation committee approved in principal the modification of the performance-based stock awards, to reduce the applicable price trigger adjustments to $0.44, $0.59, $0.73, $0.88 and $1.02 and modify the VWAP measurement period from 10 days to 3 days.

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

Stock Options

On July 13, 2026, the Board of Directors authorized the execution and delivery of equity award agreements in connection with stock option grants previously approved by the Company. Under the authorized agreements, the Company issued Nonstatutory Stock Option Agreements reflecting, 2025 Stock Options: An aggregate of 196,713 stock options granted to officers, directors, and key personnel, with an expiration date of January 26, 2030 and 2026 Director Stock Options: An aggregate of 3,289,634 stock options granted to members of the Board of Directors, with an expiration date of June 30, 2031.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of shares of Common Stock as of June 30, 2026:

each person who is the beneficial owner of more than 5% of the outstanding shares of Common Stock;

the Company’s executive officers and directors; and

all of the Company’s executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of June 30, 2026 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The column entitled “Percentage of Outstanding Shares Beneficially Owned” is calculated based on 150,337,774 shares of common stock outstanding as of June 30, 2026. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

		Approximate Percentage of
	Number of Shares	Outstanding Shares
Name and Address of Beneficial Owner(1)	Beneficially Owned	of Common Stock
Directors and executive officers of AtlasClear Holdings:
Steven Carlson(2)	52,928	*
Thomas J. Hammond(3)	2,041	*
Robert D. Keyser(4)	5,536,000	3.6%
Sandip I. Patel(5)	1,159,719	*
Craig Ridenhour	—	—
John Schaible(6)	11,719	*
All directors and executive officers as a group (6 individuals)	6,762,407	4.43%
5% or More Stockholders
Funicular Funds, LP(7)	16,232,439	9.99%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AtlasClear Holdings, Inc., 4350 West Cypress Street, Suite 270, Tampa, FL 33607.
(2)	Consists of Private Warrants to purchase 52,928 shares of Common Stock that are currently exercisable.
(3)	Consists of (i) 706 shares of Common Stock and (ii) Private Warrants to purchase 1,335 shares of Common Stock that are currently exercisable.
(4)	Consists of (i) 833,333 shares owned by Sixth Borough Capital Fund, LP (“Sixth Borough”), 833,334 shares of Common Stock issuable upon the exercise of warrants held by Sixth Borough, 3,333,333 shares of Common Stock issuable upon the exercise of a convertible debenture held by Sixth Borough and (iv) 536,000 warrants held by Dawson James Securities, Inc. (“Dawson James”). Mr. Keyser is the President of Sixth Borough and the Chief Executive Officer of Dawson James and, accordingly, may be deemed to beneficially own the securities held by Sixth Borough and Dawson James. Mr. Keyser disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(5)	Consists of (i) 805,130 shares of Common Stock and (ii) warrants to purchase 354,589 shares of Common Stock that are currently exercisable.
(6)	Consists of Private Warrants to purchase 11,719 shares of Common Stock that are currently exercisable.
(7)	According to a Schedule 13G filed with the SEC on October 17, 2025 by Funicular Funds, LP, a Delaware limited partnership, Cable Car Capital, LP, a Delaware limited partnership and Jacob Ma-Weaver, a citizen of the United States. Based on the Schedule 13G, the reporting persons’ ownership consists of 4,083,333 shares of Common Stock as well as a convertible promissory note and warrants which are exercisable for Common Stock within 60 days, in each case subject to a 9.99% beneficial ownership limitation. Each of the reporting persons’ principal business address is 601 California Street, Suite 1151, San Francisco, CA 94108.

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

The Company has entered into FINRA-approved subordinated loan agreements totaling $1,930,000. The agreements consist of (i) six legacy subordinated notes totaling $650,000 with current and former officers, directors, and related parties that bear at 5% per annum, and (ii) six subordinated loan agreements totaling $1,280,000 funded in October 2023. The October 2023 subordinated loans were renewed through amendments approved by FINRA and bear interest at 10% per annum, payable quarterly. The amended October 2023 subordinated notes mature in October 2026.

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

On August 4, 2025, the Company entered into the August Securities Purchase Agreement with Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, our director, under which the Company agreed to issue and sell, in a private placement, the Debenture for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears 10% interest and originally was to mature on August 3, 2026. Pursuant to an amendment entered into on September 11, 2026, the maturity date was extended to February 3, 2027. The holder is entitled to convert the unpaid principal amount of the Debenture, plus accrued interest and penalties, any time, at $0.15 per share. If, at any time prior to maturity, the Company receives financing from third party (excluding the Holder), the Company is required to pay to the Holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the Holder, one hundred percent (100%) of the proceeds raised from the third party until such time as the face amount of the Debenture has been paid in full.

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

On October 8, 2026, $500,000 of the Units sold pursuant to the Equity SPA were purchased by Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, Jr., who is a member of the Company’s board of directors and the Chief Executive Officer of the Placement Agent.

Twelve subordinated loan agreements totaling $1,930,000 are with current and former shareholders and debt holders of the AtlasClearing. $1,280,000 of the loans are no longer treated as related parties. The $250,000 note from SureRoute is a related party transaction as the Executive Chairman of the Company is the beneficial owner of SureRoute.

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

Item 14. Principal Accountant Fees and Services

On February 15, 2024, Marcum LLP was dismissed as Quantum’s independent registered public accounting firm, as AtlasClear Holdings engaged AtlasClearing’s auditor, Haynie & Company (“Haynie”), as its independent registered public accounting firm following the closing of the Business Combination. Since February 15, 2024, Haynie acts as our independent registered public accounting firm. The following is a summary of fees paid to Haynie for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of (i) the Company’s financial statements for the year ended June 30, 2025, in the amount of $216,362, and (ii) the Company’s financial statements for the year ended June 30, 2026, in the amount of $229,050.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Haynie for consultations concerning financial accounting and reporting standards for the years ended June 30, 2025 and 2026.

Tax Fees. We did not pay Haynie for tax planning and tax advice for the year ended June 30, 2025 and paid $28,000 for the year ended June 30, 2026.

All Other Fees. We did not pay Haynie for other services for the year ended June 30, 2025 and 2026.

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

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (formerly Calculator New Pubco, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on January 8, 2025).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on January 8, 2025).

3.4	Amended and Restated By-Laws of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

3.5	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on December 27, 2024).

4.1	Assignment, Assumption and Amendment Agreement, dated as of February 9, 2024, by and among Quantum FinTech Acquisition Corporation, Calculator New Pubco, Inc. and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001 41956), filed with the SEC on October 16, 2024).

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 14, 2025).

10.1†	Securities Purchase Agreement, dated as of February 9, 2024, among Quantum FinTech Acquisition Corporation, AtlasClear Holdings, Inc. (formerly Calculator New Pubco, Inc.) and Funicular Funds, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.2†	Secured Convertible Promissory Note, dated as of February 9, 2024, between AtlasClear Holdings, Inc. and Funicular Funds, LP, in favor of Funicular Funds, LP. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.3	Guaranty, dated as of February 9, 2024, by and among the Guarantors identified on the signature page thereto and each other Person that becomes a party hereto pursuant to Section 19, for the benefit of Funicular Funds, LP. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.4†	Security Agreement, dated as of February 9, 2024, by and among AtlasClear Holdings, Inc. and each other Grantor from time to time party thereto and Funicular Funds, LP. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.5	Registration Rights Agreement, dated as of February 9, 2024, by and among AtlasClear Holdings, Inc. (formerly Calculator New Pubco, Inc.) and Funicular Funds, LP. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.6	Convertible Promissory Note, dated as of February 9, 2024, in favor of Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.7	Registration Rights Agreement, dated as of February 9, 2024, by and between AtlasClear Holdings, Inc. and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.8	Agreement and Plan of Merger, dated November 16, 2022, by and among AtlasClear, Inc. and Commercial Bancorp and, with respect to Section 6.16 only, AtlasClear Holdings, Inc. (formerly Calculator New Pubco, Inc.) (incorporated by reference to Exhibit 10.3 to Quantum’s Current Report on Form 8-K, filed on November 17, 2022).

10.9	Assignment and Assumption Agreement and Bill of Sale, dated November 16, 2022, by and among AtlasClear, Atlas FinTech, and Atlas Financial Technologies, Corp. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10	Stock Purchase Agreement, dated April 15, 2022, by and among Wilson-Davis & Co., Inc., all of its Stockholders and AtlasClear, Inc. (inadvertently identified as “Atlas Clear Corp.” in the Stock Purchase Agreement). (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(a)	Amendment to Stock Purchase Agreement, dated as of June 15, 2022, by and among Wilson-Davis & Co., Inc., the individuals and entities listed in Exhibit A thereto, and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(a) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(b)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 15, 2022, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(b) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(c)	Amendment No. 3 to Stock Purchase Agreement, dated as of May 30, 2023, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(c) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(d)	Amendment No. 4 to Stock Purchase Agreement, dated as of August 8, 2023, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(d) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(e)	Amendment No. 5 to Stock Purchase Agreement, dated as of November 6, 2023, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(e) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(f)	Amendment No. 6 to Stock Purchase Agreement, dated as of November 22, 2023, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(f) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(g)	Amendment No. 7 to Stock Purchase Agreement, dated as of December 14, 2023, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(g) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(h) †	Amendment No. 8 to Stock Purchase Agreement, dated as of January 9, 2024, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(h) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.10(i)	Amendment No. 9 to Stock Purchase Agreement, dated as of February 7, 2024, by and among Wilson-Davis & Co. Inc., the individuals and entities listed in Exhibit A thereto and AtlasClear, Inc. (incorporated by reference to Exhibit 10.10(i) to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.11	Parent Guaranty and Registration Rights Agreement, dated as of January 9, 2024, by and among AtlasClear Holdings, Inc. and the persons listed on the signature pages thereto. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.12#	AtlasClear Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.13#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

10.14	Source Code Purchase and Master Services Agreement, dated as of February 16, 2024, by and between Pacsquare Technologies LLC and AtlasClear, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-41956), filed with the SEC on April 16, 2024).

10.15	At-the-Market Agreement, dated as of July 31, 2024, between AtlasClear Holdings Corporation and Tau Investment Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on August 2, 2024).

10.16	Amended and Restated Convertible Promissory Note, dated as of October 23, 2024, by and between AtlasClear Holdings, Inc. and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 25, 2024).

10.17	First Amendment to Registration Rights Agreement, dated as of October 23, 2024, by and between AtlasClear Holdings, Inc. and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 25, 2024).

10.18	Amendment to Agreement and Plan of Merger Agreement and Plan of Merger, dated as of November 14, 2024, by and between the Company and Commercial Bancorp (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41956), filed with the SEC on November 15, 2024).

10.19	Securities Purchase Agreement, dated December 31, 2024, by and among AtlasClear Holdings, Inc. and Hanire, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.20	Registration Rights Agreement, dated December 31, 2024, by and among AtlasClear Holdings, Inc. and Hanire, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.21	Convertible Promissory Note, dated December 31, 2024, by and between AtlasClear Holdings, Inc. and Hanire, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.22	Amendment, Waiver and Consent by and between AtlasClear Holdings, Inc. and Funicular Funds, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8 K (File No. 001 41956), filed with the SEC on January 8, 2025).

10.23	At-the-Market Agreement, dated as of February 5, 2025, between AtlasClear Holdings, Inc. and Tau Investment Partners LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41956), filed with the SEC on February 19, 2025).

10.24	AtlasClear Holdings, Inc. 2024 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41956), filed with the SEC on February 19, 2025).

10.25	Marketing Services Agreement, dated September 25, 2024, between AtlasClear Holdings, Inc. and Outside The Box Capital Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-284095), filed with the SEC on March 5, 2025).

10.26	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 17, 2025).

10.27	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 17, 2025).

10.28#	Employment Agreement with John Schaible, dated September 19, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

10.29#	Amendment to Employment Agreement with John Schaible, dated September 19, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

10.30#	Amendment No. 2 to Employment Agreement with John Schaible, dated September 24, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

10.31#	Employment Agreement with Craig Ridenhour, dated September 19, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

10.32#	Amendment to Employment Agreement with Craig Ridenhour, dated September 19, 2025 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

10.33#	Amendment No. 2 to Employment Agreement with Craig Ridenhour, dated September 24, 2025 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

10.34#	Employment Agreement with Sandip Patel, dated September 24, 2025 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8 K (File No. 001-41956), filed with the SEC on September 25, 2025).

10.35#	First Amendment to AtlasClear Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on June 1, 2026).

10.36##	Share Purchase Agreement, dated as of February 5,2026, by and among AtlasClear Holdings, Inc., Commercial Bancorp and the shareholders of Commercial Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 10, 2026).

10.37	Amended and Restated Securities Purchase Agreement dated October 8, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 14, 2025).

10.38	Amended and Restated Secured Convertible Promissory Note dated October 8, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 14, 2025).

10.39	Securities Purchase Agreement dated October 8, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 14, 2025).

10.40	Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on October 14, 2025).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K (File No. 001 41956), filed with the SEC on October 16, 2024).

21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001 41956), filed with the SEC on April 16, 2024).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan, contract or arrangement.
##	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtlasClear Holdings, Inc.

Date: September 23, 2026		/s/ John Schaible
	Name:	John Schaible
	Title:	Executive Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Schaible	Executive Chairman	September 23, 2026
John Schaible	(Principal Executive Officer)

/s/ Sandip I. Patel	General Counsel, Chief Financial Officer and Director	September 23, 2026
Sandip I. Patel	(Principal Financial and Accounting Officer)

/s/ Craig Ridenhour	President and Director	September 23, 2026
Craig Ridenhour

/s/ Thomas J. Hammond	Director	September 23, 2026
Thomas J. Hammond

/s/ Robert D. Keyser	Director	September 23, 2026
Robert D. Keyser

/s/ Steven Carlson	Director	September 23, 2026
Steven Carlson

