Form 10-Q
period 2026-09-30
AtlasClear Holdings, Inc.
filed 2026-11-13
CIK 1963088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-41956

AtlasClear Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-2303797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 West Cypress Street, Suite 270 Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

(727) 446-6660

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	ATCH	NYSE American LLC[1]

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

As of November 3, 2026  , there were 151,838,744 shares of common stock, $0.0001 par value, issued and outstanding.

1 On November 10, 2026, AtlasClear Holdings, Inc. (the “Company”) received notice from NYSE Regulation of the NYSE American LLC (“NYSE American”) that it had suspended trading of the Company’s common stock and determined to commence proceedings to delist the Company’s common stock from the NYSE American as a result of its determination that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s common stock. The Company has a right to a review of NYSE American’s determination to delist the Company’s common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the NYSE American, and the Company intends to request such a review; however, there can be no assurance that any such appeal will be successful. Since November 11, 2026, the Company’s common stock has traded on the OTC Pink Limited Market.

ATLASCLEAR HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2026	2026
	(Unaudited)
ASSETS
Cash and cash equivalents	$9,431,777	$15,422,176
Cash segregated - customers	26,022,634	24,041,343
Cash segregated - PAB	383,751	378,962
Receivables - broker-dealers and clearing organizations	1,390,683	3,858,093
Receivables - customers, net of allowance for credit losses of $401,128, and $401,128 as of September 30, 2026 and June 30, 2026, respectively	6,353,490	854,929
Other receivables	87,075	41,646
Prepaids	247,890	416,825
Trading securities, market value, net	76	—
Total Current Assets	43,917,376	45,013,974

Operating lease right to use lease asset	577,864	668,325
Customer list, net	11,406,164	11,713,356
Goodwill	6,142,525	6,142,525
Developed technology, net	1,543,674	1,592,277
Cash deposits - broker-dealers and clearing organizations	5,012,500	5,012,500
Bank acquisition deposit	128,645	128,645
Other assets	1,085,105	957,081
TOTAL ASSETS	$69,813,853	$71,228,683

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Payables to customers	$25,037,327	$23,555,303
Accounts and payables to officers/directors	—	47,300
Accounts payable and accrued expenses	3,201,915	3,862,149
Payables - broker-dealers and clearing organizations	3,844	40
Commissions, payroll and payroll taxes	441,391	923,840
Current portion of lease liability	266,278	301,622
Promissory notes	293,224	430,484
Debenture	557,769	515,661
Debenture – derivative	362,095	252,374
Subordinated borrowings-current	1,930,000	—
Stock payable – related party	55,087	55,087
Total Current Liabilities	32,148,930	29,943,860

Accrued contingent liability	100,000	100,000
Long-term secured convertible note, net	10,847,883	11,210,358
Warrant Liability	2,724,340	3,013,367
Derivative liability - warrants	110,757	184,588
Earnout - liability	14,000	263,000
Deferred income tax liability	2,828,782	3,063,850
Subordinated borrowings	—	1,930,000
Long-term lease liability	326,641	379,387
TOTAL LIABILITIES	49,101,333	50,088,410

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding at September 30, 2026 and June 30, 2026	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 151,838,744 and 150,337,774 shares issued and outstanding at September 30, 2026 and June 30, 2026, respectively	15,183	15,033
Stock subscription receivable	(41,089)	(41,089)
Additional paid-in-capital	159,740,724	159,115,656
Accumulated Deficit	(139,002,298)	(137,949,327)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	20,712,520	21,140,273
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$69,813,853	$71,228,683

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2026	2025
REVENUES
Commissions	$1,736,434	$2,334,389
Vetting fees	230,015	371,700
Clearing fees	101,786	714,349
Stock locate fees	2,997,205	—
Net gain/(loss) on firm trading accounts	66,825	(111)
Other revenue	261,846	830,263
TOTAL REVENUES	5,394,111	4,250,590

EXPENSES
Compensation, payroll taxes and benefits	2,718,784	3,123,630
Data processing and clearing costs	1,897,046	584,250
Regulatory, professional fees and related expenses	1,302,136	250,573
Stock compensation expense	606,740	155,411
Communications	195,547	218,869
Occupancy and equipment	103,595	36,751
Transfer fees	18,415	48,160
Bank charges	60,570	58,718
Bad debt	62,328	40
Intangible assets amortization	355,795	355,795
Other	592,717	295,631
TOTAL EXPENSES	7,913,673	5,127,828

LOSS FROM OPERATIONS	(2,519,562)	(877,238)

OTHER INCOME/(EXPENSE)
Interest income	496,135	486,357
Change in fair value of warrant liability derivative	344,380	(61,531)
Change in fair value of convertible note derivative	—	(52,873)
Change in fair value of long-term and short-term note derivative	—	103,185
Change in fair value of secured convertible note	665,192	—
Change in fair value of merger financing	—	63,696
Change in fair value of earnout liability	249,000	(116,000)
Change in fair value of Winston & Strawn agreement	—	1,798,624
Change in fair value of debenture derivative	(109,721)	(837,888)
Change in fair value of Tau agreement	—	334,549
Interest expense	(401,713)	(1,434,210)
TOTAL OTHER INCOME/(EXPENSE)	1,243,273	283,909

NET LOSS BEFORE INCOME TAXES	(1,276,289)	(593,329)

Income tax (expense) benefit	223,318	153,035

NET LOSS	$(1,052,971)	$(440,294)

Basic weighted average shares outstanding, common stock	151,539,948	59,947,249
Basic net loss per share, common stock	$(0.01)	$(0.01)

Diluted weighted average shares outstanding, common stock	151,539,948	59,947,249
Diluted net loss per share, common stock	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

	Common Stock		Stock Subscription	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance — June 30, 2026	150,337,774	$15,033	$(41,089)	$159,115,656	$(137,949,327)	$21,140,273

Shares issued to officers under stock based compensation	1,400,000	140	—	(140)	—	—

Vested portion of stock based compensation	—	—	—	606,740	—	606,740

Shares issued in non-cash exercise of Warrant Liability	100,970	10	—	18,468	—	18,478

Net loss	—	—	—	—	(1,052,971)	(1,052,971)

Balance — September 30, 2026 (unaudited)	151,838,744	$15,183	$(41,089)	$159,740,724	$(139,002,298)	$20,712,520

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

	Common Stock		Stock Subscription	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — June 30, 2025	40,165,603	$4,016	$(41,089)	$135,763,445	$(142,523,820)	$(6,797,448)

Shares issued as conversion of $2,680,437 principal And interest on long-term and merger financing notes	15,922,008	1,592	—	2,678,845	—	2,680,437

Shares issued as conversion of $9,591,650 in principal and interest on secured convertible notes	63,944,332	6,394	—	9,585,256	—	9,591,650

Shares issued as conversion of $959,764 in principal on convertible notes Chardan	4,845,072	485	—	959,279	—	959,764

Shares issued under Software as a Service License Agreement	356,901	36	—	57,785	—	57,821

Shares issued as conversion of $438,922 in principal and interest on promissory notes	585,229	58	—	438,864	—	438,922

Shares issued for consulting services provided by director	800,000	80	—	169,840	—	169,920

Shares issued to settle vendor invoice	200,000	20	—	39,980	—	40,000

Vested portion of stock-based compensation	—	—	—	155,411	—	155,411

Net loss	—	—	—	—	(440,294)	(440,294)

Balance — September 30, 2025 (unaudited)	126,819,145	$12,681	$(41,089)	$149,848,705	$(142,964,114)	$6,856,183

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(1,052,971)	$(440,294)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value, warrant liability derivative	(344,380)	61,531
Change in fair value, convertible note derivative	—	52,873
Change in fair value, long-term and short-term note derivative	—	(103,185)
Change in fair value, debenture derivative	109,721	837,888
Change in fair value, secured convertible note	(665,192)	—
Change in fair value, WDCO sellers convertible notes	—	(63,696)
Change in fair value, earnout liability	(249,000)	116,000
Change in fair value, subscription agreement	—	(1,798,624)
Change in fair value, Tau agreement	—	(334,549)
Stock based compensation	606,740	155,411
Consulting expense paid with stock	—	267,741
Other non-cash (gain) loss	—	61,438
Amortization of intangibles	355,795	355,795
Bad debt expense	62,328	40
Amortization of right to use asset	90,461	27,121
Deferred tax liability	(235,068)	(160,986)
Non-cash interest in expense on financial instruments	344,825	1,342,569
Changes in operating assets and liabilities:
Receivables from brokers & dealers	2,467,410	(9,469,913)
Receivables from customers	(5,560,889)	(660,213)
Receivables from others	(45,429)	(1,294)
Advances & Prepaid expenses	168,935	230,526
Cash deposits with clearing organization & other B/Ds	—	(750,000)
Other assets	(128,024)	(37,587)
Payables to customers	1,482,024	7,377,461
Payables to officers & directors	(47,300)	153,448
Payable to brokers & dealers	3,804	1,237,883
Accounts payable and accrued expenses	(660,234)	(920,453)
Commissions and payroll taxes payable	(482,449)	(8,625)
Lease liability	(88,090)	(27,112)
Trading securities	(76)	(1,430)
Net cash (used for) operating activities	(3,867,059)	(2,500,236)

ATLASCLEAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(UNAUDITED)

Cash Flows from Investing Activities
Cash paid for purchase of Pacsquare	—	(65,000)
Net cash used for investing activities	—	(65,000)

Cash Flows from Financing Activities
Proceeds from Convertible Notes, net of transaction cost	—	4,700,000
Proceeds from debenture, net of transaction cost	—	490,000
Proceeds from third party advance	—	200,000
Repayment of promissory notes	(137,260)	(249,555)
Net cash provided by (used for) financing activities	(137,260)	5,140,445

Net Change in Cash, Cash Equivalents and Restricted Cash	(4,004,319)	2,575,209

Cash, cash equivalents and restricted cash at beginning of period	39,842,481	29,609,219

Cash, cash equivalents and restricted cash at end of period	$35,838,162	$32,184,428

Supplementary cash flow information:

Cash paid for interest	$37,345	$33,725
Cash paid for income taxes	$—	$—

Supplemental cash flow information non-cash investing and financing activities:

Receivable from shares advanced under Tau agreement	$—	$205,238
Shares issued for conversion on convertible notes Chardan	$—	$959,764
Shares issued for conversion of secured convertible notes	$—	$9,591,650
Shares issued for conversion of principal and interest on short-term note	$—	$1,014,055
Shares issued for conversion of principal and interest on long-term note and merger financing	$—	$1,666,382
Shares issued for conversion of principal and interest on promissory note	—	438,922
Initial value of derivative included debenture	$—	$352,067
Initial value of derivative included convertible note	$—	$382,154
Original issued discount included in convertible note	$—	$1,000,000
Shares issued under stock-based compensation awards	$140	$—
Shares issued for non-cash exercise of Warrant Liability	$18,478	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On February 9, 2024 (the “Closing Date”), the Company consummated the previously announced transactions pursuant to that certain Business Combination Agreement dated November 16, 2022 (as amended, the “Business Combination Agreement”), among the Company, Quantum, AtlasClear, Inc. (“AtlasClear”), Atlas FinTech Holdings Corp. (“Atlas FinTech”) and certain other parties. The transactions consummated as a result of the Business Combination Agreement are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination (the “Closing”), the Company changed its name from “Calculator New Pubco, Inc.” to “AtlasClear Holdings, Inc.” As a result, the operating history of Quantum survived the merger. Pursuant to the Business Combination Agreement, AtlasClear received certain assets from Atlas FinTech and Atlas Financial Technologies Corp., a Delaware corporation, and completed the acquisition of broker-dealer Wilson-Davis & Co., Inc., which changed its name to AtlasClearing, Inc. (“AtlasClearing”).

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

AtlasClear Holdings’ goal is to build a cutting-edge technology-enabled financial services firm that would create a more efficient platform for trading, clearing, settlement and banking, with evolving and innovative financial products that focus on financial services firms. AtlasClear Holdings is a fintech-driven business-to-business platform that expects to power innovation in fintech, investing, and trading.

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

AtlasClearing is a securities broker and dealer, dealing in over-the-counter and listed securities and clears for one other broker-dealer on a fully disclosed basis. AtlasClearing is required to comply with all applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority, Inc. (“FINRA”), and the various securities exchanges in which it maintains a membership.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Liquidity and Going Concern Considerations

As of September 30, 2026, the Company had unrestricted cash and cash equivalents of $9.4 million and has experienced recurring operating losses and negative cash flows from operations since inception. During the three months ended September 30, 2026, and in the period immediately following the balance sheet date, the Company incurred significant cash outflows, including operating cash expenditures, a $2.5 million cash payment in October 2026 related to the Ark acquisition (see Note 15). In addition, additional cash commitments are expected for $2.44 million due at the Ark closing, and the Company has a $2.5 million seller note maturing in January 2027.

Management evaluated the Company’s liquidity position and continuous operational plans in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements – Going Concern. Management’s base cash flow forecast for the twelve months following the issuance date of these condensed consolidated financial statements indicates that projected operating cash flows and existing cash balances on hand may not be sufficient to satisfy all anticipated obligations as they become due.

However, management has evaluated probable and executable mitigation plans. Specifically, the Company has accessible capital resources that can be drawn down or completed to fully fund any potential cash flow deficits. While management does not anticipate requiring capital beyond baseline operational expectations, these funding mechanisms are available, and management believes them to be sufficient to absorb any liquidity shortfalls during the assessment period.

Based on the available capital resources and management’s operational and financial mitigation plans, management expects to have sufficient liquidity to satisfy its obligations as they become due for at least twelve months following the date these condensed consolidated financial statements are issued. Accordingly, management concluded that there is no substantial doubt about the Company’s ability to continue as a going concern.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on September 24, 2026. The accompanying condensed balance sheet as of June 30, 2026 has been derived from the audited financial statements included in the Form 10-K. The interim results for the three months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending June 30, 2027 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Prevailing industry practices requires management to make estimates and assumptions regarding trading securities, depreciation and other matters that affect certain reported amounts and disclosures in the financial statements. The more significant accounting estimates included in these consolidated financial statements are the determination of the fair value of the private warrant liabilities, the fair value of the warrant liability, the fair value of the derivatives included in the convertible notes and debenture agreement, the fair value of the secured convertible note, the merger financing, the short-term merger financing, the long-term merger financing, the fair value of the earnout liability, realization of deferred tax assets and the useful life of its intangible assets. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. The Company evaluates goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting unit using income models. The models contain significant assumptions and accounting estimates about discount rates, future cash flows, that could materially affect operating results or financial position if they were to change significantly in the future and could result in an impairment. The Company performs its goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth fiscal quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. As of September 30, 2026 and June 30, 2026, the carrying value of goodwill was $6,142,525.

Intangible Assets

Intangible assets are presented at acquisition-date fair value, net of accumulated amortization. The fair value is determined based on the appraised value of the asset. Intangible assets comprise of developed technology and customer relationships (See Note 7). Developed technology and customer list are amortized using the straight-line method over the ten-year and twelve-year estimated useful lives of the assets, respectively. As of September 30, 2026 and June 30, 2026, the carrying value of developed technology was $1,543,674 and $1,592,277, respectively. The carrying value of customer list was $11,406,164 and $11,713,356, respectively.

Impairment of Long-lived and Intangible Assets

In accordance with ASC 360-10 Property Plant and Equipment and ASC 350-10 Intangibles, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. The Company had no impairment charges during the three-month periods ended September 30, 2026 and 2025.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants that do not meet all the criteria for equity classification are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the warrant liabilities were estimated using a Black-Scholes model approach (see Note 13).

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

For the three months ended September 30, 2026 and 2025, the Company was in a net loss position. As a result, basic and diluted net loss per share are identical for all periods presented, as the inclusion of any potentially dilutive securities would have an antidilutive effect on loss per share.

Specifically, for the three months ended September 30, 2026 and 2025:

Stock Options: Outstanding stock options (including options that were in-the-money based on average market price) were excluded from the computation of diluted net loss per share because the Company reported a net loss for the periods, rendering their inclusion antidilutive under the treasury stock method.

Convertible Notes and Debentures: The if-converted calculation for the secured convertible notes and debentures resulted in an adjusted net loss position; therefore, the effect of assuming conversion was antidilutive.

Stock Warrants: Outstanding stock warrants were excluded from the computation of diluted net loss per share as their exercise prices exceeded the average market price of the common stock during the respective periods, rendering them antidilutive.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Basic and diluted net (loss) income per common stock
Numerator:
Net (loss) income	$(1,052,971)	$(440,294)
Denominator:
Basic and diluted weighted average common stock outstanding	151,539,948	59,947,249
Basic and diluted net (loss) income per common stock	$(0.01)	$(0.01)

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Below is a summary of the potentially dilutive instruments as of September 30, 2026 and 2025:

Description	September 30, 2026	September 30, 2025
Convertible Securities (if-Converted):
Debenture	3,718,460	3,888,887
Secured convertible note	14,961,176	670,307
Subscription agreement	—	1,195,986
Promissory note	—	576,616
Total Convertible Securities Excluded	18,679,636	6,331,796

Contingently issuable shares (Pending Performance Condition)
Performance-Based (Market Condition) Stock Awards	18,979,843	15,852,395

Stock Based Awards
Time-Based Stock Awards	573,684	1,973,684
In-the Money Stock Options	3,486,347	—
Total Stock Based Awards– excluded	4,060,031	1,973,684

Out-of-the Money Warrants:
Public Warrants	10,062,500	10,062,500
Private Warrants	5,553,125	5,553,125
Secured convertible note warrants	600,000	600,000
Warrant Liability	16,225,977	—
Total Warrants excluded	32,441,602	16,215,625

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Coverage of $250,000. The Company has not experienced losses on these accounts. The Company’s cash is deposited at two financial institutions. At September 30, 2026, the Company had $34,313,456   in excess of the FDIC limit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities, the debenture derivative liability, the secured convertible note (carried at fair value under the fair value option) and the earnout liability (see Note 13).

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Customer transactions are primarily entered in cash accounts. AtlasClearing maintains a few customer margin accounts which expose the company to credit and market risks. However, this risk is minimized by AtlasClearing requirement that margin accounts must maintain at least a 4:1 ratio of securities to margin obligations.

Concentrations of credit risk that arise from financial instruments (whether on or off-balance sheet) exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet obligations to be similarly affected by economic, industry or geographic factors.

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 became effective for the Company for the annual period ended June 30, 2026. The adoption of ASU 2023-09 impacted the Company’s income tax disclosures only and did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments, a new standard to clarify the accounting for settlements of convertible debt instruments. The amendments clarify the criteria used to determine whether a settlement of convertible debt should be accounted for as an induced conversion (resulting in the recognition of an inducement expense) or as a debt extinguishment (resulting in a gain or loss on extinguishment). Specifically, the update clarifies that induced conversion accounting applies only if the inducement offer preserves the form and amount of consideration issuable under the instrument’s existing conversion privileges. It also extends the guidance to include convertible debt instruments containing cash conversion features and instruments that are not currently convertible at the offer date, provided they contain a substantive conversion feature. The Company adopted ASU 2024-04 effective July 1, 2026, the beginning of its fiscal year ending June 30, 2027. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements or its accounting treatment for its existing debt obligations.

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

NOTE 3. CASH SEGREGATED IN ACCORDANCE WITH FEDERAL REGULATIONS

AtlasClearing is required by Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to maintain a cash reserve with respect to customers’ transactions and credit balances, on a settlement date basis. Such a reserve is computed weekly using a formula provided by the rule and the reserve account must be separate from all other bank accounts of AtlasClearing. The required reserve as of September 30, 2026 and June 30, 2026, was calculated to be $21,258,771 and $22,436,492, respectively. AtlasClearing had $25,353,771 and $23,376,990, respectively, cash on deposit in the reserve account, which was $4,095,000 and $940,498 more than the amount required, respectively. On October 1, 2026, AtlasClearing withdrew $3,595,000 from the reserve account in accordance with the rule which resulted in an excess of $500,000. On July 1, 2026, AtlasClearing withdrew $400,000 from the reserve account in accordance with the rule which resulted in an excess of $540,498.

AtlasClearing is also required by Rule 15c3-3 of the Exchange Act to maintain a cash reserve with respect to broker-dealer transactions and credit balances. Such a reserve is computed weekly using a formula provided by the rule and the reserve account must be separate from all other bank accounts of AtlasClearing. The required reserve as of September 30, 2026 and June 30, 2026, was calculated to be $276,892 and $521,309, respectively. As of September 30, 2026 and June 30, 2026, AtlasClearing had $383,751 and $378,962, respectively, cash on deposit in the reserve account, which was $106,859 more than the amount required as of September 30, 2026 and $142,347 less than the amount required as of June 30, 2026. On October 1, 2026, the Company withdrew $6,859 from the reserve in accordance with the rule which resulted in an excess of $100,000. On July 1, 2026, the Company timely deposited $242,347 to the reserve account in accordance with the rule which resulted in an excess of $100,000.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 4. NET CAPITAL REQUIREMENTS

As a broker dealer, AtlasClearing is subject to the uniform net capital rule adopted and administered by the SEC. The rule requires maintenance of minimum net capital and prohibits a broker dealer from engaging in securities transactions at a time when its net capital falls below minimum requirements, as those terms are defined by the rule. Under the alternative method permitted by this rule, net capital shall not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. AtlasClearing also has a minimum requirement based upon the number of securities’ markets that the Company maintains. At September 30, 2026 and June 30, 2026, AtlasClearing’s net capital was $15,166,441 and $14,416,508, respectively, which was $14,916,441 and $14,166,508, respectively, in excess of the minimum required.

NOTE 5 – CASH AND RESTRICTED CASH

Reconciliation of cash and restricted cash as shown in the condensed statements of cash flows is presented in the table below:

	September 30, 2026	June 30, 2026
Cash and cash equivalents	$9,431,777	$15,422,176
Cash segregated - customers	25,353,770	23,376,990
Cash segregated – FPL	668,864	664,353
Cash segregated - PAB	383,751	378,962
Total cash and restricted cash shown in the statement of cash flows.	$35,838,162	$39,842,481

NOTE 6. - RECEIVABLES & PAYABLES WITH BROKER DEALERS AND CLEARING ORGANIZATION

Amounts receivable and payable with broker dealers and the clearing organization include:

	September 30, 2026	June 30, 2026

Due from clearing organizations, net	$1,044,551	$2,311,797
Fails to deliver and receive	346,132	1,546,296
Total receivables	$1,390,683	$3,858,093

Due to clearing organizations, net	$—	$40
Fails to deliver and receive	3,844	—
Total payables	$3,844	$40

No losses were recognized on the receivables from broker dealers or clearing organizations during the periods ended September 30, 2026 and 2025.

Accounts receivable from and payable to customers at September 30, 2026 and June 30, 2026, include cash and margin accounts. Securities owned by customers are held as collateral for any unpaid amounts. Such collateral is not reflected in the financial statements. The Company provides an allowance for credit losses, as needed, for accounts in which collection is uncertain. Management periodically evaluates each account on a case-by-case basis to determine impairment. Accounts that are deemed uncollectible are written off to bad debt expense. Bad debt expense net of bad debt recoveries and trading error adjustments for the periods ended September 30, 2026 and 2025 was $62,328 and $40, respectively.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

Amortization expense related to the amortization of developed technology and customer list. During the periods ended September 30, 2026 and 2025 amortization expense of $355,795 and $355,795, respectively, was recognized.

Intangible Assets of the Company at September 30, 2026 and June 30, 2026 are summarized as follows:

		September 30, 2026
	Est useful		Accumulated	Impairment
	life	Cost	Amortization	of Asset	Net

Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Developed technology	10 years	1,928,800	(385,126)	—	1,543,674
Customer Lists	12 years	14,625,000	(3,218,836)	—	11,406,164
Intangible Assets		$22,696,325	$(3,603,962)	$—	$19,092,363

		June 30, 2026
	Est useful		Accumulated	Impairment
	life	Cost	Amortization	of Asset	Net

Goodwill	Indefinite	$6,142,525	$—	$—	$6,142,525
Developed technology	10 years	1,928,800	(336,523)	—	1,592,277
Customer Lists	12 years	14,625,000	(2,911,644)	—	11,713,356
Intangible Assets		$22,696,325	$(3,248,167)	$—	$19,448,158

Below is a summary of the amortization of intangible assets for the next five years:

Year	Amount
Remainder of fiscal year ending June 30, 2027	$1,055,782
June 30, 2028	1,415,445
June 30, 2029	1,411,577
June 30, 2030	1,411,577
June 30, 2031	1,411,577
Thereafter	6,243,880

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS

Advances from Related Parties

On May 9, 2024, Quantum Ventures, a related party, transferred 935 shares of Common Stock to pay for $47,750 of interest in connection with the Short-Term Notes that were payable to the sellers of AtlasClearing. The Company agreed to reimburse Quantum Ventures for the value of the shares plus 13% interest; as such a payable of $55,087 is due and payable to Quantum Ventures. This amount is reflected on the balance sheet as stock payable to related party as of September 30, 2026 and June 30, 2026.

As of September 30, 2026 and June 30, 2026, amounts due to Executive Chairman for advances made were $0 and $20,000. The amounts have been repaid as of September 30, 2026.

As of September 30, 2026 and June 30, 2026, amounts due to the President for advances made were $0 and $27,300, respectively. The amounts have been repaid as of September 30, 2026.

Note Financing

In September 2025, the Company entered into the September Securities Purchase Agreements, as defined and described in Note 9 below. $1,050,000 and $1,000,000, respectively, of the aggregate purchase price amount of the Convertible Notes sold pursuant to the September-Securities Purchase Agreements were sold to Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, Jr., who is a member of the Company’s board of directors, and to Sandip Patel, the Company’s General Counsel, Chief Financial Officer and a member of the Company’s board of directors.

On October 8, 2025, the Company repaid the principal to Sandip Patel $1,200,000 in cash and to Sixth Borough Capital Fund, LP, $640,000 in cash and $500,000 through the issuance of Units sold pursuant to the Equity SPA (as defined in Note 9). As such, as of September 30, 2026 and June 30, 2026, no amounts are due under the Convertible Notes sold pursuant to the September Securities Purchase agreement held by Sandip Patel and Sixth Borough Capital Fund, LP.

Other related party transactions

On July 17, 2025, the Company issued 800,000 shares of Common Stock to Sandip I. Patel, P.A., a law firm that is wholly owned by Sandip I. Patel, the Company’s General Counsel, Chief Financial Officer and a member of the Company’s board of directors, as consideration for legal and consulting services provided to the Company prior to his employment. The shares were valued based on the closing price of the date of issuance of $0.2124  for a total value of $169,920.

Twelve subordinated loan agreements totaling $1,930,000 are with current and former shareholders and debt holders of AtlasClearing. $1,280,000 of the loans are no longer treated as related parties. Interest expense associated with the subordinated borrowings totaled $40,125 for the three months ended September 30, 2026 and $154,100 during the year ended June 30, 2026. As of September 30, 2026 and June 30, 2026 interest payable on the subordinated notes was $40,125 and $40,125, respectively.

Debenture

On August 4, 2025, the Company entered into a securities purchase agreement (“August Securities Purchase Agreement”) with an institutional investor (the “Holder”) controlled by Robert D. Keyser, Jr., a member of our board of directors, under which the Company agreed to issue and sell, in a private placement, a Series A convertible debentures (the “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears 10% interest and originally was to mature on August 3, 2026. On September 11, 2026, the Company and the Holder entered into an amendment to the Debenture, extending the maturity date to February 3, 2027, subject to accelerated repayment under certain circumstances. The Holder is entitled to convert the unpaid principal amount of the Debenture, plus accrued interest and penalties, at any time at $0.15 per share. If, at any time, the Company receives financing from third party (excluding the Holder), the Company is required to pay to the Holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the Holder, one hundred percent (100%) of the proceeds raised from the third party until such time as the face amount of the Debenture has been paid in full. In the event all or any portion of this Debenture remains outstanding on the Maturity Date, the unconverted portion will automatically be converted into shares of Common Stock on such date.

The Holder is an entity controlled by Robert D. Keyser, Jr., a member of the Company’s board of directors. The amendment was accounted for as a modification.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

The Company recognized the discount of $362,067 at issuance consisting of the fair value of the derivative at issuance of $352,067, and $10,000 of transaction cost paid at closing. As a result, the Company recognized $30,172 in amortized debt discount and $11,936 in interest expense for the three months ended September 30, 2026. The Company recognized $60,345 in amortized debt discount and $8,333 in interest expense for the three months ended September 30, 2025. The balance as of September 30, 2026 is $557,769 net of $0 of unamortized debt discount. The balance as of June 30, 2026 is $515,661 net of $30,172 of unamortized debt discount. See note 13 for additional disclosure regarding fair value of the derivative.

NOTE 9. NOTES PAYABLE

The following table represents the notes payable and related financing as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026

Promissory notes	$293,224	$430,484
Debenture (related party)	557,769	515,661
Subordinated borrowings	1,930,000	—
Derivative liability - debenture	362,095	252,374
Current portion	$3,143,088	$1,198,519

Secured Convertible Note, net	10,847,883	11,210,358
Subordinated borrowings	—	1,930,000
Long term portion	$10,847,883	$13,140,358

Chardan Convertible Note

During the three months ended September 30, 2025, the Company issued a total of 4,845,072 shares of Common Stock to Chardan Capital Markets LLC (“Chardan”) under a promissory note issued to Chardan on October 23, 2024 (the “Chardan Note”), for a total of $959,764 in principal. The conversion rate of 90% of the trailing seven-trading day VWAP prior to payment was between $0.16 and $0.18 per share. As a result, the Company recognized $240,897 in amortized debt discount included in interest expense and has fully settled the Chardan Note balance. As of September 30, 2026 and June 30, 2026, the balance under the Chardan Note was $0.

See Note 13 for additional information on the fair value and change in fair value related to the derivative.

Secured Convertible Note Financing

On October 8, 2025, the Company entered into an amended and restated securities purchase agreement (the “Restated SPA”) with Funicular Funds, LP (“Funicular”), which amended and restated in its entirety the securities purchase agreement, dated February 9, 2024, pursuant to which the Company had issued and sold to Funicular, in a private placement, a secured convertible note in the original principal amount of $6,000,000 (the “Funicular Note”). Pursuant to the Restated SPA, the Company issued and sold to Funicular, for a purchase price of $10,000,000, an amended and restated convertible promissory note, dated October 8, 2025 (the “Restated Note”), which amends and restates the Funicular Note in its entirety. The Restated Note represents a freestanding financial liability within the scope of ASC 470-10 Debt – Overall, with certain fair value election provisions applied under ASC 825-10 Financial Instruments – Overall. The Restated Note replaces the Funicular Note, increasing the principal balance from approximately $97,782 to $10,097,782, thereby constituting a significant new investment and creating an extinguishment of the prior note under ASC 470-50 Debt – Modifications and Extinguishments.

The Company elected to apply the Fair Value Option (FVO) under ASC 825-10 to the Restated Note. Under ASC 825-10-15-4 and 825-10-25-4, the Restated Note qualifies as an eligible financial liability because it is recognized upon initial issuance and not within any of the prohibited categories. The election was made at initial recognition and applies to the entire instrument, with upfront fees and costs expensed as incurred. As a result, the Restated Note is measured at fair value with changes recognized in earnings each reporting period consistent with ASC 825-10-45-5.

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

For the three months ended September 30, 2026, the Company recognized $302,717 in accumulated interest under the Restated Note and recognized a gain from the  change in the fair value of $665,192 for the three months ended September 30, 2026. For the three months ended September 30, 2025, the Company recognized $269,925 in interest expense on the principal and $513,201 of interest related to the amortization of the debt discount. As of September 30, 2025, the carrying value of the Funicular Note was $100,546, net of discount of $0. See Note 13 for additional information on the fair value and change in fair value related to the Funicular Note.

Promissory Notes

Pursuant to a convertible promissory note with Interest Solutions, LLC., dated as of February 9, 2024, in the aggregate principal amount of $275,000 (the “Interest Solutions Note”), accrued interest on the Interest Solutions Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum and the Interest Solution Note matures on February 9, 2026. During the three months ended September 30, 2026 and 2025, the Company recognized $0 and $8,913, respectively, in interest expenses. September 30, 2026, not amounts are due under this note.

Pursuant to a convertible promissory note with JonesTrading Institutional Services LLC, dated as of February 9, 2024, in the aggregate principal amount of $375,000 (the “JonesTrading Note”), accrued interest on the JonesTrading Note is payable monthly, beginning on June 30, 2024, at a rate of 13% per annum. During the three-month period ended September 30, 2026 and 2025, the Company recognized $0 and $8,627 in interest expenses, respectively. As of September 30, 2026, not amounts are due under this note.

Hanire Purchase Agreement: During the year ended June 30, 2026, the Company received $200,000 as a good faith deposit towards the securities purchase agreement entered into on December 31, 2024 between the Company and Hanire, LLC (the “Hanire Purchase Agreement”). As such, the proceeds received are treated as due on demand non interest bearing advances. If terms of repayment and additional funding are not negotiated, the Company expects to refund the good faith deposit. As of September 30, 2026 and June 30, 2026, there was $200,000 and $200,000, respectively,   included in Promissory note payable.

D&O financing: During the year ended June 30, 2026, the Company renewed its Directors and Officers insurance policy and entered into a premium financing agreement to fund the annual premium which is included in Promissory note balance of $93,224 and $230,484 as of September 30, 2026 and June 30, 2026, respectively. The agreement requires nine equal monthly payments of $47,128 and provides for an interest rate of 8.75%, for total amount financed of $408,686. The unamortized portion of the insurance premium is recorded within “Prepaids” and is being amortized to “General and administrative expense” on a straight-line basis over the one-year policy term.

Equity Financing

On October 8, 2025, the Company entered into a securities purchase agreement (the “Equity SPA”) with certain institutional investors (each, an “Investor”), including Funicular, pursuant to which the Company agreed to issue and sell, in a private placement, 16,666,666 units of securities (each a “Unit”) for a purchase price of $0.60 per Unit. Each Unit consists of one share of the Common Stock and one warrant (each, a “Warrant Liability”) to purchase Common Stock. Due to rounding the units were split into 16,666,665 shares of Common Stock and 16,666,668 warrants. Of the total investment amount of $10,000,000, $5,850,000 of proceeds were received and $4,150,000 were converted from the Convertible Notes.

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

The Company engaged Dawson James Securities, Inc. as the placement agent (the “Placement Agent”) with respect to the offering of the Restated Note and the Units. The Company agreed to pay the Placement Agent’s fees totaling (i) 4.5% of the aggregate gross proceeds from the sale of the Restated Note, (ii) 6% of the aggregate gross proceeds from the sale of the Units to current or previous investors not introduced to the Company by the Placement Agent and (iii) 7% of the aggregate gross proceeds from the sale of the Units to investors introduced to the Company by the Placement Agent, and to reimburse the Placement Agent’s expenses (subject to a cap). Resulting in total transaction cost paid of $1,228,500. The Company also agreed to issue warrants to purchase up to an aggregate of 1,000,000 shares of Common Stock with a fair value of $334,062 to the Placement Agent and its designees, resulting in total transaction cost of $1,562,562. The fair value of the warrants issued to the Placement Agent was included in the transaction cost and allocated between the Warrant Liability in the amount of $865,659 and the Common Stock in the amount of $696,903 on a pro rated basis. Refer to note 11 for discussion regarding the cashless warrant exercised.

$500,000 of the Units sold pursuant to the Equity SPA were purchased by Sixth Borough Capital Fund, LP, an entity controlled by Robert D. Keyser, Jr., who is a member of the Company’s board of directors and the Chief Executive Officer of the Placement Agent.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The closings of the issuance and sale of the Restated Note and the Units occurred on October 9th through October 14th, 2025, and the Company issued an aggregate of 16,666,665 shares of Common Stock and 16,666,668 Warrant Liability. Total proceeds were allocated between the warrants and the shares included in the units using the residual method with $5,540,000 fair value allocated to the warrant liability and $4,460,000 allocated to equity.

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

The Company evaluated the classification of the Warrant Liability, Common Stock, and the Registration Rights Agreement issued or entered into pursuant to the Equity SPA. The assessment was performed under the relevant guidance in ASC 480-10, ASC 815-10, ASC 815-40, and ASC 825-20, to determine whether these instruments should be accounted for as freestanding or embedded financial instruments, and whether they meet the criteria for equity or liability classification. The Warrant Liability is classified as freestanding derivative financial liabilities within the scope of ASC 815-10 and ASC 815-40, measured initially and subsequently at fair value through earnings. The issued shares of Common Stock are freestanding equity instruments. The Registration Rights Agreement is a freestanding contingent obligation within the scope of ASC 825-20, with potential liability recognition contingent on probability and estimability under ASC 450-20. See Note 13 for additional disclosure regarding fair value of the Warrant Liability.

Subordinated borrowings

The Company has entered into FINRA-approved subordinated loan agreements totaling $1,930,000. The agreements consist of (i) six legacy subordinated notes totaling $650,000 with current and former officers, directors, and related parties that bear interest at 5% per annum, and (ii) six subordinated loan agreements totaling $1,280,000 funded in October 2023. The October 2023 subordinated loans were renewed through amendments approved by FINRA and bear interest at 10% per annum, payable quarterly. The amended October 2023 subordinated notes mature in October 2026. Refer to Note 15 for further discussion.

The subordinated loan agreements generally mature annually and may be renewed upon agreement of the parties and approval by FINRA. Management currently anticipates that these borrowings will continue to be renewed as they mature; however, future renewals are subject to regulatory approval and the Company’s capital requirements.

The loan principal and related accrued interest are unsecured and subordinated in right of payment to all present and future creditors of the Company. The subordinated loans are allowable in the computation of net capital under Rule 15c3-1 of the Exchange Act. To the extent the subordinated borrowings are required for compliance with minimum net capital requirements, they may not be repaid without FINRA approval.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Earnout Liability

In connection with the Closing, and pursuant to the terms of the Business Combination Agreement, stockholders of AtlasClear (the “AtlasClear Stockholders”) received merger consideration (the “Merger Consideration Shares”) consisting of 74,000 shares of Common Stock. In addition, the AtlasClear Stockholders were entitled to receive up to 5,944,444 shares of Common Stock (the “Earn Out Shares”) upon certain milestones (based on the achievement of certain price targets of Common Stock following the Closing). The milestones were not met during the first 18 months following the Closing, and as such the price target Earn Out Shares will not be issued. Atlas FinTech will also receive up to $20 million of shares of Common Stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for five years following the Closing, with no catch-up between the years. The earnout provision was analyzed under ASC 480 and ASC 815. The Software Products Earn Out Shares Payments are within the scope of ASC 480 and therefore have been accounted for as a liability.

As of September 30, 2026 and June 30, 2026, the fair value of the earnout liability was $14,000 and $263,000, respectively. As a result of the delay in the Company’s planned acquisition of Commercial Bancorp of Wyoming (“Commercial Bancorp”), the Company has not yet been able to implement the targets of software product revenue under the earnout. As such, management has revisited its revenue targets through the earnout period, resulting in a significant reduction in the estimated value attributed to the Software Product Earn Out Shares. See Note 13 Fair Value Measurements for additional information.

Employment Agreements

On September 19, 2025, the Company entered into employment agreements and amendments to employment agreements with each of John Schaible, the Company’s Executive Chairman, and Craig Ridenhour, the Company’s President, and on September 24, 2025, the Company entered into second amendments to such agreements with each such officer.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The employment agreements with Mr. Schaible and Mr. Ridenhour, as amended by such amendments (as so amended, the “Schaible Employment Agreement” and the “Ridenhour Employment Agreement,” respectively) provide for the employment of Mr. Schaible and Mr. Ridenhour as Executive Chairman and President, respectively, reporting to the Board, for an initial term of three years, subject to automatic successive one-year renewals unless either party provides written notice of non-renewal at least 60 days’ prior to the end of the then-current term. Each executive is entitled to receive an initial annual base salary of $400,000, subject to review at least annually and increase to $450,000 and $500,000 in the second and third years of the term, respectively. In addition, each executive is entitled to receive (i) a one-time cash signing bonus of $300,000, of which one-third was payable immediately and the balance is payable upon the earlier of (a) a minimum qualified cumulative financing of $5 million or (b) one-third at the end of the fourth quarter of 2025 and one-third at the end of the first quarter of 2026; and (ii) one-time stock grants of 700,000 shares and 286,842 shares on signing and July 1, 2026, respectively, in each case to vest on June 30 of the year following the grant and subject to stockholder approval of an increase in the number of shares issuable under the equity incentive plan. Each executive is also entitled to receive an annual bonus, provided that the Company is profitable and determined at the discretion of the board, annual equity awards under the Company’s equity incentive plan, and up to five stock awards, each in an amount equal to 1% of the total number of the Company’s outstanding shares, vesting over three years, in the event the Company’s stock trading price reaches the following 10-day volume weighted average prices: $0.75, $1.00, $1.24, $1.49 and $1.74. On July 13, 2026 the 700,000 shares to each Mr. Schaible and Mr. Ridenhour were issued.

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

Refer to Note 12 for discussion regarding stock based compensation. As of June 30, 2026 the Company paid the one time signing bonuses for a total of $850,000 under the employment agreements discussed above.

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

The shares of Common Stock to be issued pursuant to the Purchase Agreement will be valued based on either the closing price of the Common Stock on the date of execution of the Purchase Agreement ($0.23), or on the business day immediately preceding the date of the CB Closing, at each Seller’s option. The Company agreed to file with the SEC, by the later of 90 days following the date of the Purchase Agreement and ten business days following the deadline for each Seller to make an Election, a resale registration statement with respect to the shares of Common Stock issuable pursuant to the Purchase Agreement (the “Resale Registration Statement”). The Resale Registration Statement was filed on June 8, 2026 and declared effective on June 17 , 2026.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Line of Credit

AtlasClearing has a $10,000,000 revolving line of credit with BMO Bank N.A. The interest rate is determined at the time of borrowing as agreed by the Company and the bank. The line of credit currently provides for interest at the bank’s overnight rate plus 1.5% and is secured by AtlasClearing’s assets. In addition, the line of credit carries an interest rate of 0.5% on its unused portion. The Company did not have an outstanding balance on the line of credit as of September 30, 2026 and June 30, 2026. The line of credit contains certain loan covenants and advances on the line of credit are payable on demand. Management believes the Company was in compliance with applicable covenants as of September 30, 2026 and June 30, 2026.

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

AtlasClearing

On February 27, 2018, an extended hearing panel of the Department of Enforcement of FINRA, Office of Hearing Officers, issued a decision ordering AtlasClearing to pay fines aggregating $1.47 million for violations of the applicable short sales and anti-money laundering rules. AtlasClearing appealed the decision to the National Adjudicatory Council (“NAC”). On December 19, 2019, NAC issued its decision ordering that the fines be reduced by $205,000 to an aggregate of $1.265 million. AtlasClearing made a timely appeal to the SEC to hear the case. On December 28, 2023, the SEC issued a ruling affirming the findings of violations and remanding the matter back to FINRA to reconsider the appropriate sanctions in light of the SEC decision. On July 10, 2025, the NAC reduced the fines to an aggregate of $490,000. The Company made a timely appeal of the decision to the SEC. Pursuant to FINRA Rules, the Company’s timely appeal of the decision to the SEC deferred the effectiveness of the findings and sanctions. Due to the disparity in the range of fines of similar cases, the Company believes that the final amount is not reasonably estimable. The Company has booked a contingent liability totaling $100,000 which represents the estimated low end of the possible range of fines.

Software Development and License agreement

On June 10, 2025, the Company and Pacsquare entered into a Software Development and License agreement, where the parties agreed to supersede and replace the Pacsquare Purchase Agreement and to fully release one another from any and all obligations or claims arising from or pursuant to the prior agreement. Therefore as a result of entering into the agreement the parties agreed to a 36 month term software development and licensing service where Pacsquare will continue to develop the Online Account Application (“OLA”) and will provide updates, bug fixes, patches or other error corrections and ongoing maintenance and support throughout the term of the agreement. Pacsquare will deliver the existing source code and provide up to 80 hours of developer-to developer support for knowledge transfer to new developers of the Company for a six month period. The OLA license shall be held by the Company perpetually, can be transferred and will be royalty free to modify and develop the platform for internal use or for white-label deployment, to charge correspondents a fee for use and transfer and assign such license in connection with the sale of AtlasClearing or the Company. Payment shall be $375,000 payable over the 36 month term as follows: $20,000 upon effective date of agreement, $15,000 first month payment and $10,000 for the remaining 34 months.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2026 and June 30, 2026, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. At September 30, 2026 and June 30, 2026, there were 151,838,744 and 150,337,774 shares outstanding, respectively.

The Common Stock commenced trading on the NYSE American LLC (“NYSE American”) under the symbol “ATCH” on February 12, 2024. AtlasClear Holdings’ public warrants (the “Public Warrants”) commenced trading on the over-the-counter market (the “OTC”) under the symbol “ATCHW” on February 12, 2024.

Warrants—In connection with the Equity SPA, on October 8, 2025, the Company issued the Warrant Liability as discussed in Note 9 above. The warrants were issued to investors as an equity-linked incentive and to the placement agent as part of transaction compensation. The warrants entitle holders to purchase fully paid and non-assessable shares of common stock, subject to the terms summarized below.

Instruments Issued and Outstanding

●	Investor Warrants: 16,666,668 warrants issued on October 8, 2025

●	Placement Agent Warrants: 1,000,000 warrants issued on October 8, 2025

●	Public Warrants: 10,062,500 warrants issued on February 9, 2024

●	Private Warrants: 5,553,125 warrants issued on February 9, 2024

●	Secured Convertible Note Warrants: 600,000 issued February 9, 2024

●

As of September 30, 2026 there are a total of 32,441,602 warrants outstanding. During the period ended September 30, 2026, the Company received two cashless warrant exercise notices from the Placement Agent Warrant holders, resulting in 27,358  warrants exercised and the issuance of 100,970 shares of Common Stock valued at $18,478.

As of June 30, 2026 there were a total of 32,468,960 warrants outstanding. During year ended June 30, 2026, the Company received three cashless warrant exercise notices from the Investor Warrant holders, resulting in 1,413,333 warrants exercised and the issuance of 4,214,127 shares of Common Stock valued at $1,094,669.

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

Refer to Note 13 for discussion regarding the fair value disclosures.

The following is a roll forward of the warrants as of September 30, 2026 and June 30, 2026:

Warrant class	Beginning Balance June 30, 2026	Issued	Exercised	Expired/Cancelled	Ending Balance September 30, 2026
Investor warrants	15,253,335	—	—	—	15,253,335
Placement Agent Warrants	1,000,000	—	(27,358)	—	972,642
Public Warrants	10,062,500	—	—	—	10,062,500
Private Warrants	5,553,125	—	—	—	5,553,125
Secured Note Warrants	600,000	—	—	—	600,000
Total	32,468,960		(27,358)	—	32,441,602

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 12. STOCK BASED COMPENSATION

Plan Overview and Authorization

The Company grants stock options and restricted stock units to eligible employees, non-employee directors, and consultants pursuant to the 2024 Equity Incentive Plan (the “Plan”). On May 27, 2026, the Company amended the Plan to authorize 15,590,046 shares of common stock. Effective July 1, 2026, pursuant to the terms of the Plan, the number of authorized shares available for issuance automatically increased by 7,516,888 shares, bringing total authorized shares under the Plan to 23,106,934 shares.

As of September  30, 2026, there were 17,646,903 shares remaining available for grant under the Plan.

Summary of Award Groups and Terms

Group A and Group B (Stock Options)

Options granted under Groups A and B are fully vested as of the grant date. Group A options have a maximum contractual term expiring on January 26, 2030, and Group B options have a maximum contractual term expiring on June 30, 2031.

Group C and Group D (Restricted Stock / Equity Awards)

Group C awards are fully vested upon grant. Group D awards consist of 573,684 restricted shares subject to a continuous service vesting condition through June 30, 2027.

Accounting Policies and Valuation Methodology

Measurement and Recognition Policy

The Company measures stock-based compensation cost for equity instruments at fair value on the grant date. For award grants (Groups A, B, and C) authorized on May 27, 2026, for services rendered prior to June  30, 2026, where final grant approval and execution occurred on July 13 and July 14, 2026, compensation cost for the fiscal year ended June 30, 2026, was recognized based on the reporting-date fair value as of June 30, 2026, pursuant to ASC 718-10-35-6 and ASC 718-10-55-112. A cumulative catch-up adjustment to reflect the final grant-date fair values (July 13–14, 2026) was recognized in the first quarter of fiscal year 2027, resulting in a credit of $143,752.

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

As of September 30, 2026, none of the stock price milestones had been achieved and no shares had vested under the performance-based awards.

Forfeiture Policy

The Company accounts for forfeitures of share-based awards as they occur. Previously recognized compensation cost is reversed in the period an unvested award is forfeited.

Valuation Assumptions

The fair value of restricted stock is determined using the unadjusted closing market price of the Company’s common stock on the grant date. The fair value of stock options is estimated using the Black-Scholes option-pricing model.

The significant assumptions utilized to estimate the fair value of stock options granted during the periods presented were as follows:

Assumption (Group A and Group B)	July 2026 Grants
Share Price	$0.179
Exercise Price	$0.180
Valuation Date	July 14, 2026
Expected volatility	191.05%
Risk-free interest rate	4.31%
Expected term	5.0 years
Expected dividend yield	0%

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Stock Option Activity and Roll-Forward

The following table summarizes stock option activity for the periods presented:

Option Roll-Forward	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Granted (Group A & B)	3,486,347	$0.18	4.67
Exercised	—
Forfeited/Expired	—
Outstanding at September 30, 2026	3,486,347	$0.18	4.67	$71,470
Exercisable as of September 30, 2026 (Group A & B)	3,486,347	$0.18	4.67	$71,470
Total			—

Nonvested Restricted Share Activity

The following table summarizes nonvested restricted share activity for the periods presented:

Nonvested Share Roll-Forward		Weighted-Average
	Number of Shares	Grant-Date Fair value
Granted (Group C & D) – July 13, 2026	1,973,684	$0.173
Vested (Group C)	(1,400,000)	$0.173
Forfeited	—	$—
Nonvested at September 30, 2026 (Group D)	573,684	$0.173

As of September 30, 2026, total unrecognized compensation cost related to nonvested Group D restricted shares was approximately $74,436, which is expected to be recognized over a remaining weighted-average service period of 0.75 years (through June 30, 2027).

Stock-Based Compensation Expense

As of September 30, 2026, none of the stock price milestones had been achieved and no shares had vested under the performance-based awards.

Stock-based compensation expense recognized in the consolidated statements of operations was as follows:

	Three months ended	Three months ended
	September 30, 2026	September 30, 2025
Time-based stock awards	$(143,752)	$53,492
Market-based stock awards	$750,492	$101,919
Total stock-based compensation expense	$606,740	$155,411

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	June 30,
Description	Level	2026	2026
Assets:
Trading securities	1	$76	$—

Liabilities:
Warrant liability – Private Warrants	3	$110,757	$184,588
Earnout liability	3	$14,000	$263,000
Debenture – derivative	3	$362,095	$252,374
Secured Convertible Note	3	$10,847,883	$11,210,358
Warrants liability – Equity SPA	3	$2,724,340	$3,013,367

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

Input	September 30, 2026	June 30, 2026
Market price of public shares	$0.20	$0.20
Risk-free rate	4.92%	4.15%
Dividend yield	0.00%	0.00%
Volatility	199.7%	205.12%
Exercise price	$689.86	$689.86

Effective expiration date	February 2029	February 2029

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

The key inputs into the Monte Carlo model for the Earnout liability were as follows:

Input	September 30, 2026	June 30, 2026
Market price of public shares	$0.20	$0.20
Revenue volatility	50.00%	50.00%
Discount factor for revenue	21.74%	22.32%

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Secured Convertible Note

On October 8, 2025, the Company entered into the Restated SPA with Funicular. The Restated Note issued pursuant to the Restated SPA is convertible, in whole or in part, into shares of the Company’s Common Stock at the election of the holder at any time at an initial Conversion price of $0.75 per share. The Conversion Price is subject to adjustment if the Company issues or is deemed to issue shares of Common Stock at a price below the then-current Conversion Price (subject to certain exceptions), and is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. The Company elected to apply the Fair Value Option (FVO) under ASC 825-10 to the Restated Note. Under ASC 825-10-15-4 and 825-10-25-4, the Restated Note qualifies as an eligible financial liability because it is recognized upon initial issuance and not within any of the prohibited categories. The election was made at initial recognition and applies to the entire instrument, with upfront fees and costs expensed as incurred. As a result, the Restated Note is measured at fair value with changes recognized in earnings each reporting period consistent with ASC 825-10-45-5.

As of September 30, 2026 and June 30, 2026, the Restated Note was valued using Black-Scholes model combined with the discounted cash flow model, resulting in the fair value of the Restated Note of $10,847,883 and $11,210,358, respectively.

The key inputs into the Black-Scholes model for the conversion derivative as of September 30, 2026 and June 30, 2026 were as follows:

Input	September 30, 2026	June 30, 2026
Market price of public shares	$0.20	$0.20
Conversion Price	$0.75	$0.75
Principal and interest balance at valuation date	$11,220,883	$10,918,165
Risk-free rate	5.05%	4.18%
Discount rate	19.85%	17.95%
Volatility	164.98%	205.12%
Effective expiration date	October 2030	October 2030
Term	4.02 years	4.28 years

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Debenture Derivative

On August 4, 2025 the Company issued the Debenture as discussed in Note 8. The Company determined that the conversion feature was required to be bifurcated under ASC 815 and, as such, the Company fair valued the embedded derivative. As of September  30, 2026 the Debenture was valued using a Black-Scholes model and as of August 4, 2025, the issuance date, the Debenture was valued using a Scenario Based Methodology model resulting in the fair value of the conversion option included in the Debenture embedded derivative of $362,095 and $352,067, respectively. See Note 8 for additional information.

The key inputs into the Black-Scholes for the conversion derivative as of September 30, 2026 and June 30, 2026 were as follows:

Input	September 30, 2026	June 30, 2026
Market price of public shares	$0.20	$0.20
Risk-free rate	4.250%	3.71%
Discount rate	21.94%	20.06%
Volatility	164.980%	205.12%
Effective expiration date	February 2027	August 2026

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Warrant Liability- Equity SPA

On October 8, 2025, the Company entered into the Equity SPA pursuant to which the Company agreed to issue and sell, in a private placement, 16,666,666 Units for a purchase price of $0.60 per Unit. Each Unit consists of one share of the Company’s Common Stock and one Warrant Liability. Due to rounding the units were split into 16,666,665 shares of Common Stock and 16,666,668 warrants. In addition, 1,000,000 of Warrant Liability was issued to the Placement Agent as transaction fees. The Warrant Liability was accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statements of operations. The fair value of all Warrant Liability issued at issuance was $5,874,061 ($5,539,999 for the warrants included in the units and $334,062 for the warrants issued to Placement Agent).

The Warrant Liability was, initially and as of the end of each subsequent reporting period, valued using a lattice model, specifically a Black-Scholes model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Warrant Liability is the expected volatility of the Company’s Common Stock.

The key inputs into the Black-Scholes model for the Warrant Liability was as follows:

Input	September 30, 2026	June 30, 2026
Market price of public shares	$0.20	$0.20
Risk-free rate	5.05%	4.18%
Dividend yield	0.00%	0.00%
Volatility	164.98%	205.125%
Exercise price	$0.75	$0.75
Term	4.02 years	4.27 years

Effective expiration date	October 2030	October 2030

The following table presents the changes in the fair value of the following:

	Private Placement	Earnout
	Warrants	Liability
Fair value as of June 30, 2026	$184,588	$263,000
Change in valuation inputs or other assumptions	(73,831)	(249,000)
Fair value as of September 30, 2026	$110,757	$14,000

	Private Placement	Tau Agreement
	Warrants	Liability
Fair value as of June 30, 2025	$123,062	$539,787
Write off receivable	—	(205,238)
Change in valuation inputs or other assumptions	61,531	(334,549)
Fair value as of September 30, 2025	$184,593	$—

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

	Conversion	Earnout
	Derivative	Liability
Fair value as of June 30, 2025	$103,185	$11,369,000
Change in valuation inputs or other assumptions	(103,185)	116,000
Fair value as of September 30, 2025	$—	$11,485,000

	Winston & Strawn	Merger Financing
	Agreement	Derivative
Fair value as of June 30, 2025	$2,489,945	$63,696
Change in valuation inputs or other assumptions	(1,798,624)	(63,696)
Fair value liability as of September 30, 2025	$691,321	$—

Debenture
Derivative
Fair value as of June 30, 2026	$252,374
Change in valuation inputs or other assumptions	109,721
Fair value as of September 30, 2026	$362,095

	Debenture	Convertible Notes
	Derivative	Derivative
Fair value as of June 30, 2025	$—	$—
Initial measurement	352,067	382,154
Change in valuation inputs or other assumptions	837,888	52,873
Fair value as of September 30, 2025	$1,189,955	$435,027

	Secured Convertible Note	Warrant Liability
Fair value as of June 30, 2026	$11,210,358	$3,013,367
Accrued interest through September 30, 2026	302,717	—
Fair value of warrants exercised		(18,478)
Change in valuation inputs or other assumptions	(665,192)	(270,549)
Fair value as of September 30, 2026	$10,847,883	$2,724,340

There were no transfers between levels during three month periods ended September 30, 2026 and 2025.

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 14. SEGMENT REPORTING

The Company operates as one reportable segment in accordance with ASC 280, Segment Reporting. The single reportable segment reflects the Company’s core business operations of acting as securities broker and dealer, dealing in over-the-counter and listed securities.

The Chief Operating Decision Maker (CODM), identified as the Executive Chairman, reviews financial performance and allocates resources on a consolidated basis. The Company’s internal reporting is prepared and reviewed as a single operating unit, without disaggregated information by product line, region, or customer type. Accordingly, the Company has determined that it operates in a single reportable segment.

The following table presents revenue and operating income (loss) for the periods presented:

	Three months ended	Three months ended
	September 30, 2026	September 30, 2025
Commissions	$1,736,434	$2,334,389
Vetting fees	230,015	371,700
Clearing fees	101,786	714,349
Stock locate fees	2,997,205	—
Net gain/(loss) on firm trading accounts	66,825	(111)
Other revenue	261,846	830,263
Total revenue	$5,394,111	$4,250,590
Compensation, payroll taxes and benefits	2,718,784	3,123,630
Data processing and clearing costs	1,897,046	584,250
Regulatory, professional fees and related expenses	1,302,136	250,573
Stock compensation expense	606,740	155,411
Communications	195,547	218,869
Occupancy and equipment	103,595	36,751
Transfer fees	18,415	48,160
Bank charges	60,570	58,718
Bad debt	62,328	40
Intangible assets amortization	355,795	355,795
Other	592,717	295,631
TOTAL EXPENSES	7,913,673	5,127,828
Loss from operations	$(2,519,562)	$(877,238)
Total assets	$69,813,853	$73,634,759

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

ATLASCLEAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Business Combination Agreement with Ark Financial Services, Inc.

On October 14, 2026 (the “Signing Date”), the Company entered into a Business Combination Agreement (the “Acquisition Agreement”) with Ark Financial Services, Inc., a Delaware corporation (“Ark”), AC Ark Subco 1, Inc. (“Merger Sub”), AC Ark Subco 2, LLC (“Merger Sub II”), The Robert D. Keyser, Jr. Revocable Trust (the “Trust”), and Robert D. Keyser, Jr., as trustee and individual. Ark is the sole owner of Dawson James Securities, Inc., an investment bank and registered broker-dealer. Robert D. Keyser, Jr. is an officer and director of Ark and a member of the Board of Directors of the Company, and the Acquisition Agreement is therefore a related party transaction.

Pursuant to the terms of the Acquisition Agreement on the Signing Date, the Company acquired a 24.9% issued and outstanding equity interest in Ark from the Trust (the “Initial Equity Purchase”) for total consideration of $5,000,000, consisting of $2,500,000 in cash; and a promissory note issued to the Trust in the principal amount of $2,500,000 (the “Seller Note”). The Seller Note bears interest at 5.0% per annum and matures on the earliest of (i) 90 days from the Signing Date, (ii) the closing of a Qualified Financing (as defined in the Seller Note), or (iii) the Closing (as defined below). Also pursuant to the terms of the Acquisition Agreement, subject to regulatory approvals and other closing conditions, the Company will acquire the remaining 75.1% equity interest in Ark at a second closing (the “Closing”) through a merger of Merger Sub with and into Ark, immediately followed by a merger of the surviving entity with and into Merger Sub II. At the Closing, the consideration payable for the remaining equity securities of Ark will consist of $2,437,500 in cash; and a number of shares of Common Stock, calculated as $13,812,500 divided by the five-day volume-weighted average price (“VWAP”) of the Common Stock ending on the date of the Closing. In addition, the Company may pay up to an additional $812,500 in cash and $2,437,500 in Common Stock (valued using average VWAP of the Common Stock immediately prior to issuance) contingent upon Ark and its subsidiaries achieving annual revenue exceeding $21,250,000 in fiscal years ending December 31, 2026 and 2027 (payable up to 50% per year).

A portion of the cash and stock consideration payable at Closing will be placed in escrow for up to 18 months post-Closing to secure indemnification obligations. In connection with the agreement, the Company and the Trust executed a Registration Rights and Lock-Up Agreement, which becomes effective at Closing and will subject the shares issued to a six-month lock-up period and provides customary registration rights.

The Closing is subject to specified closing conditions, including required regulatory approvals (including FINRA approval) and, if required under NYSE American listing rules, approval by the Company’s stockholders. The Acquisition Agreement contains customary representations, warranties, covenants, and termination provisions.

The Company is currently evaluating the accounting treatment for the Initial Equity Purchase and the overall business combination under applicable U.S. GAAP guidance, including ASC 805, Business Combinations, ASC 323, Investments – Equity Method and Joint Ventures, and ASC 480 / ASC 815 regarding the classification and measurement of the consideration components, embedded terms, and contingent/deferred consideration structures. Because the initial transaction occurred subsequent to the balance sheet date of September 30, 2026, and the valuation and accounting analyses remain in process, the initial accounting for the transaction, including the allocation of purchase price and determination of control/significant influence during the interim period, has not been finalized as of the date these financial statements were issued.

October 2026 Grants

On October 1, 2026, the Company granted 5,692,065 stock options (representing 3.79% of the 150,337,774 total common shares outstanding as of June 30, 2026) with an exercise price of $0.201 per share. Across all 33 awards granted on October 1, 2026, total awards granted represented 8.00% of outstanding common shares. The estimated total fair value of the October 2026 grants (Group E) is to be determined, and will be recognized as compensation expense over the three-year vesting period beginning in fiscal year 2027. In addition, 6,338,877 stock options with en exercise price of $0.201 per share we granted on October 1, 2026, (Group F). The Group F awards differ from the Group E awards only in the identity and capacity of the grantees: three of them (626,881 options each, 1,880,643 in total) were granted to Thomas Hammond, Steven Carlson and Robert D. Keyser, Jr., the nonemployee directors who constitute the Committee, and one (777,332 options) to Sandip I. Patel, Chief Financial Officer and General Counsel.

Options granted under Group E and Group F vest over a three-year graded vesting schedule (one-third on each of October 1, 2027, October 1, 2028, and October 1, 2029, subject to continued service through each applicable vesting date), with a seven-year maximum contractual term expiring on October 1, 2033. Group E option awards are subject to single-trigger accelerated vesting upon a Change in Control pursuant to Section 9 of the Plan. The Company accounts for graded vesting awards using the straight-line attribution method under ASC 718-10-35-8.

October 2026 Subordinated Loan Maturity

Subsequent to September 30, 2026, four subordinated loan agreements with aggregate principal of $780,000 matured and were repaid, together with the related accrued interest. Two subordinated loan agreements, each with principal of $250,000, were renewed. Following these transactions, the Company had $1,150,000 of subordinated borrowings outstanding.

NYSE American Delisting

On November 10, 2026, the Company received notice from NYSE Regulation of the NYSE American LLC (“NYSE American”) that it had suspended trading of the Company’s Common Stock and determined to commence proceedings to delist the Company’s Common Stock from the NYSE American as a result of its determination that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s Common Stock.

The Company has a right to a review of NYSE American’s determination to delist the Company’s Common Stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the NYSE American, and the Company intends to request such a review; however, there can be no assurance that any such appeal will be successful. The NYSE American notice states that it will apply to the SEC to delist the Company’s Common Stock pending completion of applicable procedures, including any appeal by the Company of its determination.

The Company’s Common Stock began trading on the OTC Pink Limited Market on November 11, 2026.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, plans and objectives of management for future operations, including the expected completion of the acquisitions of Commercial Bancorp of Wyomin, (“Commercial Bancorp”) and Ark Financial Services, Inc. (“Ark”), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements.

Forward-looking statements are not guarantees of performance, and the absence of these words does not mean that a statement is not forward looking. You should understand that the following important factors could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements herein:

●	the ability to maintain the listing of our Common Stock on the NYSE American LLC (“NYSE American”), including regaining compliance with the listing standards of the NYSE American, and the potential liquidity and trading of our Common Stock;
●	our ability to realize the benefits expected from the Business Combination (as defined herein);
●	our ability to obtain the required regulatory approvals for, and to complete, the acquisitions of Commercial Bancorp and Ark;
●	our ability to successfully integrate our proposed acquisitions, including the planned acquisitions of Commercial Bancorp and Ark, and to realize the synergies and benefits of such acquisitions;
●	our ability to successfully implement the AtlasClear Platform (as defined herein);
●	our significant indebtedness and our ability to service such indebtedness;
●	the volatility of the price of our common stock, par value $0.0001 per share (the “Common Stock”) and the possibility that stockholders could incur substantial losses;
●	potential dilution of our stockholder interests resulting from our issuance of equity securities;
●	our ability to grow and manage growth profitably;
●	our ability to raise financing in the future, if and when needed;
●	our success in retaining or recruiting, or adapting to changes in, our officers, key employees, or directors following the Business Combination;
●	our ability to attract and retain our senior management and other highly qualified personnel;
●	our ability to achieve or maintain profitability;
●	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our ability to successfully protect against cybersecurity attacks or breaches, ransomware attacks, and other disruptions to our information technology structure;
●	our ability to successfully compete against other companies;
●	our estimates regarding expenses, future revenue, and needs for additional financing; and
●	the effect of economic downturns and political and market conditions beyond our control.

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended June 30, 2026 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 24, 2026. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Our goal is to build a cutting-edge technology-enabled financial services firm that would create a more efficient platform for trading, clearing, settlement and banking, with evolving and innovative financial products that focus on financial services firms. We are a fintech-driven business-to-business platform that expects to power innovation in fintech, investing, underwriting and trading. We believe we are positioned to provide a modern, mission-critical suite of solutions to our clients, enabling them to reduce their transactions costs and compete more effectively in their businesses.

Our target client base for our prime banking and prime brokerage services includes financial services firms, generally with annual revenues up to $1 billion, including brokerage firms, hedge funds, pension plans, and family offices that are not adequately served by today’s larger correspondent clearing firms and banks.

Through our subsidiary AtlasClearing, Inc. (formerly Wilson-Davis & Co) (“AtlasClearing”), a correspondent clearing company, and the anticipated acquisition of Commercial Bancorp, we provide specialized clearing and banking services to financial services firms, with an emphasis on global markets currently underserviced by larger vendors. Once properly integrated, anticipated synergies between Commercial Bancorp, if acquired, and AtlasClearing are expected to allow for lower cost of capital, higher net interest margins, expanded product development and greater credit extension.

AtlasClearing

AtlasClearing is a correspondent securities broker-dealer registered with the SEC, licensed in 50 states, District of Columbia, and Puerto Rico, and is a member in good standing of the Financial Industry Regulatory Authority, Inc. (“FINRA”). AtlasClearing derives revenue principally from commissions charged on the liquidation of restricted and control microcap securities, vetting, and clearing service fees charged to introducing brokers for which AtlasClearing clears transactions on a fully disclosed basis, stock locate fees charged to other broker-dealers,  and other financial service fees. Commissions are earned by executing transactions for customers. Vetting fee revenues are earned when AtlasClearing vets stock the customers want to bring into their accounts. Clearing fees are earned by clearing transactions for Glendale Securities, as introducing broker on a fully disclosed basis, pursuant to a clearing agreement with Glendale Securities.

Key Factors Impacting AtlasClearing’s Business

AtlasClearing’s business and results of operations have been, and will continue to be, affected by numerous factors and trends, which AtlasClearing believes include the following and those discussed in the section titled “Risk Factors” of the Annual Report.

○	Liquidity. As a clearing broker-dealer in the U.S., AtlasClearing is subject to cash deposit requirements with clearing organizations, brokers, and banks that may be large in relation to its total liquid assets.
○	Growth of Customer Base. AtlasClearing’s growth requires continued use of its services by new customers.
○	Expanding AtlasClearing’s Relationship with Existing Customers. AtlasClearing’s ability to expand its relationship with its existing customers will be an important contributor to its long-term growth.
○	Market Trends. As financial markets grow and contract, AtlasClearing’s customers’ behaviors are affected. AtlasClearing’s revenue and profitability can be affected by general downturns in the securities markets, resulting from factors such as increased inflation, increased interest rates and other factors.

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

Ark

On October 14, 2026 (the “Signing Date”), the Company entered into a business combination agreement (the “Acquisition Agreement”) with Ark Financial Services, Inc., a Delaware corporation (“Ark”), AC Ark Subco 1, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), AC Ark Subco 2, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub II” and together with Merger Sub, the “Merger Subs”), The Robert D. Keyser, Jr. Revocable Trust, a Florida revocable trust and the majority stockholder of Ark (the “Trust”), and Robert D. Keyser, Jr., an individual. Ark is the sole owner of Dawson James Securities, Inc. (“Dawson James”), an investment bank and registered broker-dealer. Robert D. Keyser, Jr., the trustee of the Trust, is also an officer and director of Ark and a director of the Company. Pursuant to the terms of the Acquisition Agreement, on the Signing Date the Company purchased 24.9% of the issued and outstanding equity securities of Ark from the Trust (the “Initial Equity Purchase”), and the Company will, subject to the satisfaction of certain conditions, acquire the remaining equity securities of Ark at a subsequent closing (the “Closing”) by means of the merger of Merger Sub with and into Ark, immediately followed by the merger of the surviving company with and into Merger Sub II.

The purchase price for the Initial Equity Purchase on the Signing Date consisted of $2,500,000 in cash and the issuance to the Trust of a promissory note in the original principal amount of $2,500,000 (the “Seller Note”). The Seller Note bears interest at the rate of 5% per annum and is payable in full on the earliest to occur of 90 days from the Signing Date, the date of the closing of a Qualified Financing (as defined in the Seller Note), and the Closing. Pursuant to the terms of the Acquisition Agreement, the purchase price payable by the Company at the Closing for the remaining equity securities of Ark will consist of $2,437,500 in cash and a number of shares of the Company’s common stock (“Common Stock”) calculated as $13,812,500 divided by the average volume weighted average price (“VWAP”) of the Common Stock over the five trading day period ending on the date of the Closing. In addition, the Company may pay up to an additional $812,500 in cash and a number of additional shares of Common Stock calculated as $2,437,500 divided by the average VWAP of the Common Stock immediately prior to issuance (collectively, the “Deferred Consideration”) based on the revenue of Ark and its subsidiaries exceeding $21,250,000 in the years ending December 31, 2026 and 2027 (with up to 50% of the Deferred Consideration payable on account of each such year). A portion of the cash and shares of Common Stock payable at Closing is to be held in an escrow account for up to 18 months following the Closing as security for the Company’s indemnification rights under the Acquisition Agreement.

The obligations of each of the parties under the Acquisition Agreement are subject to specified conditions, including, among other things: (i) the receipt of all required regulatory approvals, including the consent of FINRA, (ii) the Company’s stockholders having approved the issuance of the shares of Common Stock pursuant to the Acquisition Agreement, if such stockholder approval is required pursuant to the listing rules of the NYSE American (the “Company Stockholder Approval”), (iii) the absence of any material adverse effect with respect to the other parties, and (iv) the absence of any injunctions being entered into or law being adopted that would make the consummation of the transactions at the Closing illegal.

The Acquisition Agreement contains customary representations and warranties of the parties. It also contains customary covenants, including (i) covenants providing for each of the parties to use best efforts to satisfy all conditions to Closing, (ii) covenants providing for Ark to carry on its business in the ordinary course of business, and to refrain from taking certain actions, during the period between the Signing Date and the Closing, and (iii) covenants regarding efforts to obtain all required regulatory approvals and the Company Stockholder Approval. Ark and the Trust have also agreed not to solicit, initiate, induce, encourage or otherwise facilitate the making of any proposal or offer relating to alternate transactions or, engage in any discussions or negotiations with respect to certain alternate transactions.

The Acquisition Agreement contains termination rights for each of Ark and the Company, including, without limitation, in the event that (i) any governmental entity issues a non-appealable final order denying approval of the transactions contemplated by the Acquisition Agreement; (ii) the Closing does not occur within one year of the Signing Date; or (iii) the other party breaches its representations, warranties or covenants under the Acquisition Agreement which would give rise to the failure of a closing condition and such breach is not cured within 30 days of receipt of written notice of such breach.

Also on the Signing Date and in connection with the execution of the Acquisition Agreement, the Company and the Trust entered into a registration rights and lock-up agreement (the “RRA”), which will become effective at the Closing. Pursuant to the terms of the RRA, the Company granted the Trust certain registration rights with respect to the shares of Common Stock issuable pursuant to the terms of the Acquisition Agreement, and the Trust agreed not to transfer any of such shares for a period of six months following the Closing, subject to certain exceptions. Among other things, the Company agreed to file a resale shelf registration statement within six months following the Closing.

Debenture

On August 4, 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Holder”) controlled by Robert D. Keyser, Jr., a member of our board of directors, under which the Company agreed to issue and sell, in a private placement, Series A convertible debentures (the “Debenture”) for an aggregate principal amount of $500,000, for a gross purchase price of $490,000, net of legal fees. The Debenture bears 10% interest and originally was to mature on August 3, 2026. On September 11, 2026, the maturity date was extended to February 3, 2027, subject to accelerated repayment under certain circumstances. The holder is entitled to convert the unpaid principal amount of the Debenture, plus accrued interest and penalties, any time, at $0.15 per share. If, at any time prior to maturity, the Company receives financing from a third party (excluding the Holder), the Company is required to pay to the Holder, in the form of cash, equity, or a combination of the two, solely at the discretion of the Holder, 100% of the proceeds raised from the third party until such time as the face amount of the Debenture has been paid in full. The Company also agreed (to file with the “SEC”) (at the Company’s sole cost and expense) a registration statement, or an amendment to a previously-filed registration statement registering the resale of the shares of Common Stock underlying the Debenture.

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

The 2025 Warrants are immediately exercisable on a cash basis or exchangeable on a cashless basis and will expire five years from the date of issuance. Each 2025 Warrant will be initially exercisable for one share of common stock at an initial exercise price of $0.75 per share, subject to adjustment for stock splits, distributions and the like (the “Initial Exercise Price”). The Initial Exercise Price is also subject to potential increase if the Company completes certain subsequent offerings at a price greater than the Initial Exercise Price while the 2025 Warrants remain outstanding. At any time after the issuance of the 2025 Warrants, the holder of a 2025 Warrants may exchange the 2025 Warrants on a cashless basis for a number of shares of common stock determined by multiplying the total number of shares with respect to which the 2025 Warrant is then being exercised by the Black Scholes Value (as defined in the 2025 Warrant) divided by the lower of the two closing bid prices of the common stock in the two days prior the time of such exercise.

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

The Company engaged Dawson James Securities, Inc. as the placement agent (the “Placement Agent”) with respect to the offering of the Restated Note and the Units. The Company agreed to pay the Placement Agent’s fees totaling (i) 4.5% of the aggregate gross proceeds from the sale of the Restated Note, (ii) 6% of the aggregate gross proceeds from the sale of the Units to current or previous investors not introduced to the Company by the Placement Agent and (iii) 7% of the aggregate gross proceeds from the sale of the Units to investors introduced to the Company by the Placement Agent, and to reimburse the Placement Agent’s expenses (subject to a cap). The Company also agreed to issue certain warrants to the Placement Agent and its designees.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

	Three Months Ended		Three Months
	September 30,		Ended
	2026	2025	Changes

REVENUES
Commissions	$1,736,434	$2,334,389	(597,955)
Vetting fees	230,015	371,700	(141,685)
Clearing fees	101,786	714,349	(612,563)
Stock locate fees	2,997,205	—	2,997,205
Net gain/(loss) on firm trading accounts	66,825	(111)	66,936
Other revenue	261,846	830,263	(568,417)
TOTAL REVENUES	5,394,111	4,250,590	1,143,521

EXPENSES
Compensation, payroll taxes and benefits	2,718,784	3,123,630	(404,846)
Data processing and clearing costs	1,897,046	584,250	1,312,796
Regulatory, professional fees and related expenses	1,302,136	250,573	1,051,563
Stock compensation expense	606,740	155,411	451,329
Communications	195,547	218,869	(23,322)
Occupancy and equipment	103,595	36,751	66,844
Transfer fees	18,415	48,160	(29,745)
Bank charges	60,570	58,718	1,852
Bad debt	62,328	40	62,288
Intangible assets amortization	355,795	355,795	—
Other	592,717	295,631	297,086
TOTAL EXPENSES	7,913,673	5,127,828	2,785,845

LOSS FROM OPERATIONS	(2,519,562)	(877,238)	(1,642,324)

OTHER INCOME/(EXPENSE)
Interest income	496,135	486,357	9,778
Change in fair value of warrant liability derivative	344,380	(61,531)	405,911
Change in fair value, convertible note derivative	—	(52,873)	52,873
Change in fair value, long-term and short-term note derivative	—	103,185	(103,185)
Change in fair value of secured convertible note	665,192	—	665,192
Change in fair value of Merger financing	—	63,696	(63,696)
Change in fair value of earnout liability	249,000	(116,000)	365,000
Change in fair value of subscription agreement	—	1,798,624	(1,798,624)
Change in fair value of debenture	(109,721)	(837,888)	728,167
Change in fair value of Tau agreement	—	334,549	(334,549)
Interest expense	(401,713)	(1,434,210)	1,032,497
TOTAL OTHER INCOME/(EXPENSE)	1,243,273	283,909	959,364

Income before provision for income taxes	(1,276,289)	(593,329)	(682,960)
Benefit (provision) for income taxes	223,318	153,035	70,283
Net income (loss)	$(1,052,971)	$(440,294)	(612,677)

Total revenues increased by $1,143,521, or 27%, to $5,394,111 for the three months ended September 30, 2026, compared to $4,250,590 for the three months ended September 30, 2025.

AtlasClearing is a self-clearing correspondent securities broker-dealer registered with the SEC and a member in good standing of FINRA. AtlasClearing is engaged principally in over-the-counter (“OTC”) microcap securities transactions (defined as companies with market capitalizations under $250 million, including penny stocks trading under $5.00 per share with market capitalizations under $50 million), as well as exchange-traded securities. It derives its revenue from liquidations of restricted and control microcap securities; clearing transactions on behalf of introducing broker-dealers on a fully disclosed basis; and trading in equity securities for its own account. Secondary revenues stem from fully paid stock lending, stock locates, and margin accounts. Historical activities also include underwritten at-the-market offerings, private placements, mutual fund sales, and ancillary financial services.

The net revenue growth was primarily driven by $2,997,205 generated from stock locate fees during the three months ended September 30, 2026. This increase was partially offset by decreases in clearing fees (down $612,563, or 86%), commissions (down $597,955, or 26%), other revenue (down $568,417, or 68%), and vetting fees (down $141,685, or 38%).

Operating Expenses

Total operating expenses increased by $2,785,845, or 54%, to $7,913,673 for the three months ended September 30, 2026, compared to $5,127,828 for the three months ended September 30, 2025. Primary drivers of period-over-period variations include:

Compensation, Payroll Taxes, and Benefits: Decreased by $404,846, or 13%, to $2,718,784 for the three months ended September 30, 2026, compared to $3,123,630 for the prior three month period. Variable compensation continues to correlate with line-item volume shifts across operations.

Data Processing and Clearing Costs: Increased by $1,312,796, or 225%, to $1,897,046 for the three months ended September 30, 2026, from $584,250 for the prior three month period. Primary drivers for the increase is due to cost associated to the new stock locate revenue stream.

Regulatory, Professional Fees, and Related Expenses: Increased by $1,051,563, or 420%, to $1,302,136 for the three months ended September 30, 2026, compared to $250,573 for the three months ended September 30, 2025, driven by higher legal and professional advisory requirements in the current period as a result of the planned transaction with Commercial Bancorp and Ark.

Stock-Based Compensation: Increased by $451,329, or 290%, to $606,740 for the three months ended September 30, 2026, compared to $155,411 in the prior three month period. This reflects the continued pro-rata amortization over the requisite service periods of stock-based compensation granted under executive officer employment agreements and additional stock options grants in the quarter.

Occupancy and Equipment: Increased by $66,844, or 182%, to $103,595 for the three months ended September 30, 2026, from $36,751 for the prior three months period.

Other expenses: Increased by $297,086, or 100%, to $592,717 for the three months ended September 30, 2026, from $295,631 for the prior three-month period.  The increase was primarily driven by a true-up entry recorded as of September 30, 2026. The Company routinely adjusts its monthly balances to match FIS reports as of the final day of each reporting period. Management believes the period-over-period variance is largely attributable to timing differences between the balance sheet and the underlying adjusted accounts.

Other Income (Expense)

Total other income increased by $959,364, or 338%, to $1,243,273 for the three months ended September 30, 2026, compared to $283,909 for the three months ended September 30, 2025.

The primary variance in other income was driven by fair value adjustments on financial instruments and derivative liabilities:

During the three months ended September 30, 2026, the Company recognized fair value gains on the Secured Convertible note ($665,192), Warrant Liability ($344,380), and Earnout Liability ($249,000), offset by a fair value loss on the Debenture derivative of $109,721.

In contrast, the prior period ending September 30, 2025, included a $1,798,624 fair value gain on the Subscription Agreement, offset by fair value losses on Debentures ($837,888) and Earnout Liability ($116,000). In addition, remaining seller note balances were converted into shares during the prior year, resulting in a fair value adjustment of $103,185.

Interest Expense: Decreased by $1,032,497, or 72%, to $401,713 for the three months ended September 30, 2026, from $1,434,210 for the three months ended September 30, 2025, reflecting lower outstanding principal balances on debt instruments during the current period.

Income Taxes

Income tax benefit was $223,318 for the three months ended September 30, 2026, compared to an income tax benefit of $153,035 for the three months ended September 30, 2025. The increase in tax benefit of $70,283 was primarily attributable to changes in deferred tax liabilities and assets and valuation allowance assessments.

Net Loss

As a result of the operational and non-operating factors outlined above, net loss increased by $612,677 to $1,052,971 for the three months ended September 30, 2026, compared to a net loss of $440,294 for the three months ended September 30, 2025.

Liquidity and Capital Resources

Net cash used in operating activities was $3,867,059 for the three months ended September 30, 2026, compared to net cash used in operating activities of $2,500,236 for the three months ended September 30, 2025. The increase in cash used in operations was primarily driven by the following factors:

●	Net Loss and Non-Cash Items: Our operating cash flows for the current period were impacted by our net loss of $1,052,971, which was offset by significant non-cash adjustments including net fair value gains on financial instruments and derivative liabilities (such as the Secured Convertible Note (Funicular) fair value gain of $665,192, Warrant liability gain of $344,380, and Earnout liability gain of $249,000, offset by Debenture losses of $109,721), stock-based compensation expense of $606,740, amortization of intangibles of $355,795, non-cash interest expense of $344,825, and bad debt expense of $62,328.

●	Working Capital Fluctuations: Changes in operating assets and liabilities used net cash during the period, primarily resulting from an increase in receivables from customers of $5,560,889, decreases in accounts payable and accrued expenses of $660,234, and decreases in commissions and payroll taxes payable of $482,449. These outflows were partially offset by positive cash impacts from a decrease in receivables from brokers and dealers of $2,467,410 and an increase in payables to customers of $1,482,024.

Investing Activities

Net cash used in investing activities was $0 for the three months ended September 30, 2026, compared to $65,000 for the three months ended September 30, 2025. The prior-period cash outflow was entirely attributable to cash paid for purchase of Pacsquare.

Financing Activities

Net cash used in financing activities was $137,260 for the three months ended September 30, 2026, compared to net cash provided by financing activities of $5,140,445 for the three months ended September 30, 2025.

●	Current Period: Cash outflows during the three months ended September 30, 2026, consisted exclusively of promissory note repayments totaling $137,260.

●	Comparative Period: In contrast, cash inflows during the three months ended September 30, 2025, were driven by capital raises, including $4,700,000 in net proceeds from the Securities Agreement, $490,000 in proceeds from debentures, and $200,000 in third-party advances, offset by $249,555 in promissory note repayments.

Going Concern Consideration

As of September 30, 2026, the Company had unrestricted cash and cash equivalents of $9.4 million and has experienced recurring operating losses and negative cash flows from operations since inception. During the three months ended September 30, 2026, and in the period immediately following the balance sheet date, the Company incurred significant cash outflows, including operating cash expenditures, a $2.5 million cash payment in October 2026 related to the Ark acquisition (see Note 15). In addition, additional cash commitments are expected for $2.44 million due at the Ark closing, and the Company has a $2.5 million seller note maturing in January 2027.

Management evaluated the Company’s liquidity position and continuous operational plans in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements – Going Concern. Management’s base cash flow forecast for the twelve months following the issuance date of these condensed consolidated financial statements indicates that projected operating cash flows and existing cash balances on hand may not be sufficient to satisfy all anticipated obligations as they become due.

However, management has evaluated probable and executable mitigation plans. Specifically, the Company has accessible capital resources that can be drawn down or completed to fully fund any potential cash flow deficits. While management does not anticipate requiring capital beyond baseline operational expectations, these funding mechanisms are available, and management believes them to be sufficient to absorb any liquidity shortfalls during the assessment period.

Based on the available capital resources and management’s operational and financial mitigation plans, management expects to have sufficient liquidity to satisfy its obligations as they become due for at least twelve months following the date these condensed consolidated financial statements are issued. Accordingly, management concluded that there is no substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026.

Contractual Obligations

The Company holds several long-term debt obligations with outside vendors and investors, with loans maturing between 2026 and 2030 (see Notes 8 and 9 in the accompanying condensed consolidated financial statements). Additionally, the Company leases office space under several operating leases. The Company has no capital lease obligations. Further, there are no other outstanding long-term liabilities contractually obligated by the Company.

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

Derivative Liabilities

We account for derivative instruments as either equity-classified or liability-classified instruments based on an assessment of the derivative instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the derivative instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the derivative instruments meet all of the requirements for equity classification under ASC 815, including whether the derivative instruments are indexed to our own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance and as of each subsequent quarterly period end date while financial instruments are outstanding.

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

As of September 30, 2026, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Executive Chairman (our principal executive officer) and Chief Financial Officer (CFO). Based upon that evaluation, the Executive Chairman and CFO have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2026.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising in the ordinary course of business, including as disclosed in Note 10 to the accompanying condensed consolidated financial statements. We are currently not party to any litigation , the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our business, financial position or results of operations.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, other than the following amended and restated or new risk factors:

We have been suspended from the NYSE American and are currently not in compliance with the continued listing standards of the NYSE American. Our failure to resume compliance with the continued listing standards or make continued progress toward compliance consistent with a plan of compliance that we submitted to NYSE Regulation may result in the delisting of our common stock.

On November 10, 2026, the Company received notice from NYSE Regulation of the NYSE that it had suspended trading of the Company’s Common Stock on the NYSE American and determined to commence proceedings to delist the Company’s common stock from the NYSE American as a result of its determination that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s common stock. Trading of the Company’s common stock on the NYSE American was suspended on November 10, 2026 and began trading on the OTC Pink Limited Market on November 11, 2026. The Company has a right to a review of NYSE Regulation’s determination to delist the Company’s common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the Exchange, and the Company intends to request such a review; however, there can be no assurance that any such appeal will be successful.

Because our common stock has been suspended from the NYSE American and is now listed on the Pink Limited Market of the OTC Markets Group, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of Common Stock are “penny stock” which will require brokers trading in our shares of Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of Common Stock; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Such a delisting may also have a negative effect on the price of our Common Stock and may impair our investors’ ability to sell or purchase our Common Stock when investors wish to do so.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Shares of our Common Stock were considered to be covered securities because they were listed on the NYSE American. If our Common Stock is not listed on the NYSE American, it would not be deemed covered securities and we will be subject to regulation in each state in which we offer our securities.

We may not be able to successfully consummate the acquisitions of Ark or an institutional digital asset business.

On October 14, 2026, we entered into the Acquisition Agreement to acquire Ark and its wholly-owned subsidiary, Dawson James Securities, Inc., and on July 22, 2026, we announced that we had entered into a letter of intent to acquire an institutional digital asset business. The Acquisition Agreement contains a number of conditions to Closing, including the receipt of all required regulatory approvals (including the consent of FINRA) and the Company’s stockholders having approved the issuance of the shares of Common Stock pursuant to the Acquisition Agreement, if such stockholder approval is required pursuant to the listing rules of the NYSE American. There can be no assurance that the transactions contemplated by the Acquisition Agreement will be completed on a timely basis, or at all.

In addition, the letter of intent for the institutional digital asset business is non-binding, except for certain provisions including exclusivity and confidentiality. The completion of a definitive agreement to acquire the institutional digital asset business remains subject to a number of factors, including due diligence satisfactory to us and board approvals by both companies. Although the letter of intent provides that certain provisions are binding on the parties, it does not obligate the parties to consummate the proposed transaction. If a definitive agreement is entered into, the closing of the transaction will be subject to various closing conditions, including regulatory approval. There can be no assurance that any definitive agreement for the institutional digital asset business will be entered into or that the proposed transaction (or either of them) will be consummated on the terms contemplated by the letter of intent, or at all.

Our pending acquisitions of Commercial Bancorp, Ark or any other potential acquisition we may pursue involve a number of risks, the occurrence of which could materially adversely affect our business, financial condition and operating results.

Our pending acquisitions of Commercial Bancorp and Ark involve, and any other acquisition we may pursue may involve, a number of risks, including the following:

●	delays in completing the acquisition within the expected time period and the risk that the acquisition may not be completed at all;

●	the occurrence of any fact, event, change, development or circumstance that could give rise to the termination of the acquisition agreement;

●	the failure to satisfy any of the conditions to the consummation of any such acquisition;

●	significant dilution to our existing stockholders as a result of the issuance of shares of Common Stock and/or other securities as consideration;

●	diversion of management’s attention to complete the acquisition;

●	the announcement and/or consummation of the acquisition disrupting the Company’s current plans or operations;

●	potential litigation relating to the acquisition, including any resulting costs, delays or diversion of management’s attention;

●	significant transactions costs and expenses associated with the acquisition, whether or not it is completed;

●	the failure to recognize the anticipated benefits of the acquisition, which may be affected by, among other things, the potential loss of customers and/or employees of the acquired business, competition, and/or the ability of the Company to grow and manage growth profitably; and

●	the risk that costs savings and other anticipated synergies from the acquisition may not be realized when expected, or at all.

The occurrence of any of the above risks could materially adversely affect our business, financial condition and operating results.

Commercial Bancorp, Ark or any other business we may acquire may have liabilities that are not known to AtlasClear and the indemnities negotiated in the applicable acquisition agreement may not offer adequate protection.

AtlasClear expects to assume certain liabilities of Commercial Bancorp, Ark and the institutional digital asset business if any such transaction is consummated. There may be liabilities that AtlasClear failed or was unable to discover in the course of performing due diligence investigations into these companies. AtlasClear may also have not correctly assessed the significance of certain liabilities identified in the course of its due diligence. Any such liabilities, individually or in the aggregate, could have a material adverse effect on the combined company’s business, financial condition and results of operations. As we integrate Commercial Bancorp, Ark or any other acquired business into our operations, we may learn additional information about the acquired business, such as unknown or contingent liabilities and issues relating to compliance with applicable laws, that could potentially have a materially adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (formerly Calculator New Pubco, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on January 8, 2025).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on January 8, 2025).
3.4	Amended and Restated By-Laws of AtlasClear Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on February 15, 2024).
3.5	Amendment to the Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on December 27, 2024).
10.1	Amendment No. 1 to Debenture Agreement between the Registrant and Sixth Borough Capital Fund, LP, dated September 11, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41956), filed with the SEC on September 15, 2026).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLASCLEAR HOLDINGS, INC.

Date: November 13, 2026	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Sandip Patel
	Name:	Sandip Patel
	Title:	General Counsel and Chief Financial Officer
(Principal Financial Officer)

